Form 10-K
period 2007-12-31
PNA Intermediate Holding CORP
filed 2008-03-27
CIK 1413486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-146823

PNA INTERMEDIATE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8324117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Northridge Road Atlanta, Georgia	30350
(Address of principal executive offices)	(Zip Code)

(770) 641-6460

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 26, 2008, the registrant had 100 shares of its common stock, $0.01 par value per share, outstanding.

PNA INTERMEDIATE HOLDING CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

i

FORWARD LOOKING STATEMENTS

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private

Securities Litigation Reform Act of 1995)

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our liquidity, the steel service center industry, our beliefs and management’s assumptions. Such forward-looking statements include statements regarding expected financial results and other planned events, including but not limited to, anticipated liquidity and capital expenditures. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “project,” “target,” “goal,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Forward-looking statements should be considered in light of various factors, including those set forth under Item 1A. “Risk Factors,” in addition to those discussed elsewhere in this Annual Report on Form 10-K (this “Report”).

The following is a list of factors, among others, that could cause actual results to differ materially from those projected in the forward-looking statements:

•	varying steel prices;

•	increases in steel prices that cannot be passed through to customers;

•	economic and industry downturns;

•	termination of supplier arrangements;

•	a highly fragmented and competitive industry;

•	the failure to replace lost senior management;

•	the incurrence of substantial costs or liabilities to comply with, or as a result of violations of, environmental laws;

•	employee slowdowns, strikes or similar actions;

•	the incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•	the failure to effectively integrate newly acquired operations;

•	the ability of our internal control over financial reporting to ensure consistent and timely external financial reports; and

•	our substantial indebtedness and the terms governing such indebtedness.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

INDUSTRY AND MARKET DATA

In this Report, we rely on and refer to information and statistics regarding the steel processing industry and our market share in the sectors in which we compete. We obtained this information and these statistics from sources other than us, such as Purchasing magazine, which we have supplemented where necessary with information from publicly available sources, discussions with our customers and our own internal estimates. We have used these sources and estimates and believe them to be reliable.

ii

PART I

ITEM 1.	BUSINESS

Our Company

PNA Intermediate Holding Corporation (together with its subsidiaries, collectively referred to herein as “PNA Intermediate”, the “Company”, the “Successor Company”, “we”, “us” or “our”) is a holding company which owns all the outstanding stock of our wholly-owned subsidiary, PNA Group, Inc. (“PNA”). The Company, through our ownership of PNA, is a leading national steel service center group that distributes steel products and provides value-added steel processing services to our customer base, which is largely comprised of fabricators and original equipment manufacturers across a diversified group of industries, including the non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. We distribute a variety of steel products, including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet, and we also perform a variety of value-added processing services for our customers. During 2007, we served more than 7,753 customers and we believe we are a crucial part of our customers’ supply chains, providing steel distribution and processing services that steel producers are typically not equipped or willing to undertake for end users. Using sophisticated inventory and distribution information systems developed specifically for the steel service center industry, we provide just-in-time delivery to many of our customers, which enables them to manage their working capital costs better. Our steel service center facilities are strategically located in high density or high population growth areas in the United States, which puts us in a position to take advantage of growing markets and market trends. For the year ended December 31, 2007, we had net sales of approximately $1.6 billion and net income of approximately $14.7 million.

During 2007, we operated our business principally through four subsidiaries of PNA: Infra-Metals Company (“Infra-Metals”), Delta Steel, LP (“Delta”), Feralloy Corporation (“Feralloy”) and Metals Supply Company, Ltd. (“Metals Supply” or “MSC”). Infra-Metals, Delta and Feralloy comprised the historical operations of PNA prior to 2006. MSC was acquired by PNA on May 31, 2006. On December 24, 2007, PNA completed the acquisition of Precision Flamecutting & Steel, L.P. (“Precision Flamecutting”).

•

Infra-Metals. Infra-Metals is one of the largest structural steel service centers in the United States, with six facilities located in New England, the Mid-Atlantic, the Midwest and Florida. Infra-Metals distributes and supplies structural beams, tubing, plates, sheets, pipes, channels, angles, flats, rounds and rebar. Infra-Metals’ value-added steel processing capabilities include saw-cutting, T-splitting, cambering and plate burning with full computer aided design capabilities.

•

Delta. Delta is a heavy carbon steel processing center with four facilities located in Texas and four others located in Arizona, Oklahoma and Louisiana. Delta provides value-added services, including drilling and plate bending, to customers located throughout the Southwestern United States. Delta also distributes and processes plate and floor plates, structural beams, channels and angles, as well as hot rolled, cold rolled and galvanized coil and sheets and bar products. Delta has developed a unique competitive position in the steel processing industry in the Southwestern United States by providing more value-added steel processing services than most other competitors in the region.

•

Feralloy. Feralloy is one of the largest volume flat rolled steel processing companies in the United States, with six facilities located in the Midwest, the South and California. Feralloy also manages five joint ventures, which operate a total of seven service centers. Feralloy and its joint ventures offer hot rolled, hot rolled pickled and oiled, cold rolled and galvanized and other coated coil and sheet products. Virtually all of the steel which passes through these facilities receives value-added processing such as temper-passing, leveling and slitting.

•

Metals Supply. Metals Supply is a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. Metals Supply distributes and sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. Metals Supply also exports steel to Latin America, the Middle East and Southeast Asia.

•

Precision Flamecutting. Precision Flamecutting, operating one facility in Houston, Texas, is in the business of processing and distributing carbon, alloy, and HSLA (high strength, low alloy) steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. Though Precision Flamecutting is a subsidiary of PNA, Delta will have management responsibility for Precision Flamecutting.

In addition, in March 2008 PNA acquired S & S Steel Warehouse, Inc. and an affiliated operating company (together referred to as “S&S”). S&S was founded in 1966 and is a general line metals service center company serving the greater Chicago area and adjacent states specializing in carbon structural products. Though S&S is a subsidiary of PNA, Infra-Metals will have management responsibility for S&S.

Our business is organized into two reportable segments: Long Products and Plate, or Long Products, and Flat Rolled Products, or Flat Rolled:

Long Products and Plate Segment ( 73.2% of 2007 combined net sales). Our Long Products segment operates 17 facilities throughout the Southwest, New England, Mid-Atlantic, Midwest and Southeast regions of the United States. This segment distributes structural beams, tubing, plates, pipes, channels, angles, flats, rounds, reinforcing and merchant bar, bar grating and floor plate. Through our Long Products Segment, we also provide value-added steel processing capabilities that include saw-cutting, T-splitting, cambering, high speed drilling and tapping, plate bending, shearing, punching, grinding, ultrasonic testing, plasma and plate burning with full computer-aided design and drafting (CAD) capabilities. We market these products and services under five regional brands: Infra-Metals, Delta Steel, Metals Supply Company, Smith Pipe & Steel and Precision Flamecutting. The major market served by our Long Products segment, representing more than half of 2007 segment sales, is the non-residential construction market. The other major markets served by this segment include ship and barge building, railcar manufacturing, metal building fabrication, commercial and industrial fabricators, oil and gas, telecommunications and utilities. Our ability to identify niche market opportunities has allowed us to increase our value-added services and broaden our customer base as evidenced by our acquisitions of MSC and Precision Flamecutting. In addition, we have established and grown our presence in providing steel monopoles to the telecommunications and utility transmission markets, both of which are expanding markets. Two of our facilities in Texas operate 60-foot, 2,200-ton Pullmax press brakes to produce a major portion of the steel monopoles used in telecommunications towers and utilities transmission towers in these markets.

Flat Rolled Products Segment (26.8% of 2007 combined net sales). Our Flat Rolled segment operates five facilities located in the Midwest, the South and California, as well as seven joint venture facilities. The Flat Rolled segment offers hot rolled, hot rolled pickled and oiled, cold rolled and galvanized and other coated coil and sheet products. Virtually all of the steel sold by the Flat Rolled facilities receives value-added processing such as temper-passing, leveling, slitting, pickling, and brush cleaning (sheet cleaning system, or SCS). Through this segment, we also perform tolling, where we process customer-owned steel for a fee, without taking either title to the inventory or the associated price risk of the steel. We market these products and services under our Feralloy brand. Customers include metal building manufacturers and original equipment manufacturers in the machinery, tank, railcar, agricultural and construction industries. See Note 14 Business Segment Information to our consolidated financial statements appearing elsewhere in this Report for financial information related to our reportable segments.

History and Recent Transactions

Prior to 2006, PNA was owned by Preussag North America, Inc., a holding company which was the U.S. subsidiary of a German corporation. PNA was incorporated in the State of Delaware in April 2003. On February 14, 2006, PNA Group Holding Corporation (formerly known as Travel Holding Corporation), or PNAG Holding, an affiliate of Platinum Equity Capital Partners, or Platinum, entered into an Agreement and Plan of Merger, or the Merger Agreement, with PNA and Preussag North America, Inc., or the Seller, to acquire all of the outstanding capital stock of PNA for cash consideration of $261.6 million, refinancing of existing indebtedness of $88.0 million, a $12.0 million seller note, or the Preussag Seller Note, and other consideration and costs of $3.8 million, which we refer to as the Platinum Acquisition. On May 9, 2006, Platinum closed the acquisition of PNA whereby Travel Merger Corporation, or Travel Merger, merged with and into PNA, with

PNA being the surviving corporation. See Note 2 Business Combinations to our consolidated financial statements appearing elsewhere in this Report for further information relating to the Platinum Acquisition.

Effective May 31, 2006, PNA completed the acquisition of MSC, or the MSC Acquisition, pursuant to which PNA acquired all of the outstanding partnership interests of Metals Supply Company, Ltd. and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration to MSC’s former stockholders of approximately $33.3 million and refinancing of $20.8 million of MSC’s then existing indebtedness. See Note 2 Business Combinations to our consolidated financial statements appearing elsewhere in this Report for further information relating to the MSC Acquisition.

On August 10, 2006, PNA completed a real estate transfer, or the Real Estate Transfer, pursuant to which PNA effectively transferred 18 of its real estate assets to 7 wholly owned subsidiaries, which we refer to as the Travel Main Subsidiaries, of Travel Main Corporation, or Travel Main, a wholly owned subsidiary of PNAG Holding. PNA then entered into 15-year operating leases with respect to these properties that provide for PNA’s continued use of them in its operations. On September 27, 2006, 17 of these properties were mortgaged with Bank of America, N.A. and on November 2, 2006 the remaining property was mortgaged for amounts equal to approximately 75% of their appraised value. The mortgages are for 10-year periods at a fixed interest rate. The funds received were used by the Travel Main Subsidiaries to pay a $47.4 million dividend to Travel Main which then paid the same dividend to PNAG Holding. While neither PNA Intermediate nor PNA is a party to or a guarantor of the mortgages, in accordance with FASB Interpretation No. 46(R) PNA Intermediate holds an implicit variable interest in Travel Main’s subsidiaries and accordingly the Balance Sheets and Statements of Income of Travel Main’s subsidiaries have been consolidated into the Consolidated Balance Sheet and Statement of Income of PNA Intermediate. See Note 8 Long-Term Debt to our Company’s consolidated financial statements for further discussion.

On August 15, 2006, PNA completed an offering of $250,000,000 aggregate principal amount of unsecured 10 3/4% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes bear interest at a rate per annum equal to 10.75%, payable semi-annually in cash in arrears, on March 1 and September 1 of each year, commencing on March 1, 2007. The Senior Notes will mature on September 1, 2016. PNA may redeem some or all of the Senior Notes at any time after September 1, 2011 at a predetermined redemption price plus accrued and unpaid interest up to the applicable redemption date. In addition, on or prior to September 1, 2009, PNA may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings. PNA used the proceeds from this offering to repay loans under our senior secured credit facility, pay a dividend to fund the repayment of the balance of a capital contribution received from Platinum at the time of the MSC Acquisition and pay related transaction costs and expenses. See Note 8 Long-Term Debt to our consolidated financial statements appearing elsewhere in this Report for further information relating to the offering of the Senior Notes. In connection with the sale of the Senior Notes, PNA filed a registration statement with the Securities and Exchange Commission, or the SEC, on Form S-4 to register the Senior Notes. The SEC declared the registration statement effective on August 9, 2007.

PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly owned subsidiary of PNA Intermediate.

On February 12, 2007, PNA Intermediate sold $170 million principal amount at maturity of its Senior Floating Rate Toggle Notes due 2013, which we refer to as the Floating Rate Notes. The Floating Rate Notes were offered at a discount of approximately $3.0 million and approximately $4.5 million in closing costs were incurred in connection with the issuance. The net proceeds were used to pay a dividend of approximately $162.5 million to PNAG Holding as our sole stockholder, $70 million of which was used to pay a dividend to Platinum in February 2007 and the remainder of which (approximately $92.5 million) was used to pay a subsequent dividend to Platinum in May 2007. In connection with the issuance of the Floating Rate Notes, we filed a registration statement with the SEC on Form S-4 to register the Floating Rate Notes. The SEC declared the registration statement effective on February 7, 2008.

On February 1, 2007, Maurice S. Nelson, Jr. became our Chief Executive Officer in place of PNA’s interim Chief Executive Officer, Christopher J. Moreton. Subsequently Mr. Moreton remained our Chief Financial Officer. Previously, Mr. Nelson had served for nine years as President, Chief Executive Officer,

Chief Operating Officer and Director of Earle M. Jorgensen Company. On January 31, 2008, Mr. Moreton retired. Effective upon Mr. Moreton’s retirement, Mr. William S. Johnson became our Chief Financial Officer. Mr. Johnson had previously been serving as our Senior Vice President, Finance and Principal Accounting Officer since April 2007. Prior to joining the Company, Mr. Johnson was formerly chief financial officer of Earle M. Jorgensen Company.

On April 30, 2007, PNAG Holding, our parent, filed a registration statement with the SEC relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2, 3 and 4 to the initial registration statement on June 13, 2007, July 6, 2007, August 24, 2007 and December 14, 2007, respectively. Simultaneous with the consummation of the stock offering, the stock of Travel Main (with a fair market value of approximately $21.7 million) held by PNAG Holding will be transferred by way of dividend to a newly created parent LLC of PNAG Holding, which will be wholly owned by Platinum. While the transaction is not expected to result in pre-tax book gain or loss, we expect the transfer will result in a gain for tax return purposes resulting in a tax liability payable in cash by the Company of approximately $7.9 million.

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting pursuant to which PNA acquired all of the outstanding partnership interests for cash consideration of $47.1 million paid at closing to the formers owners, costs associated with the transaction of $0.2 million and refinancing of $7.3 million of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54.4 million. The purchase agreement provided for a holdback of $4.7 million of purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital purchase price adjustment to be settled in 2008. The Company estimates that it will recoup certain amounts related to the working capital settlement.

Effective March 14, 2008, PNA completed the acquisition of all the outstanding ownership interests of S & S Steel Warehouse, Inc. and an affiliated operating company (together referred to as “S&S”) for an aggregate purchase price of $44.5 million including cash consideration paid at closing to the former owners of approximately $28.4 million and refinancing of approximately $16.1 million of S&S’s then existing indebtedness. The purchase agreement provided for a holdback of $3.5 million of the purchase price to fund any indemnity claim by PNA and which will be paid over the two years following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility. The purchase price is subject to usual post-closing working capital and other adjustments which will be settled later in 2008.

Industry Overview

Steel service centers operate as intermediaries between primary steel producers and end-users, which typically include fabricators and original equipment manufacturers, who require smaller quantities of more highly customized products delivered on a just-in-time basis. Due to smaller purchase sizes, producers historically have not dealt directly with end-users. By purchasing large quantities of steel from producers, steel service centers are able to take advantage of producer economies of scale resulting in lower costs of materials purchased. Because steel service centers purchase steel from a number of primary producers, they can maintain a consistent supply of various types of steel used by their customers. In turn, steel service centers allow customers to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby helping these customers to manage their working capital in an efficient manner. However, unlike pure distributors that buy standard grades of steel in bulk from producers and resell them in smaller quantities to local end-users, steel service centers also engage in a variety of value-added processing operations, such as cutting, shaping or treating steel to particular customer specifications.

Purchasing magazine estimated in its May 3, 2007 issue that the combined U.S. and Canadian metal service center industry’s annual revenue was $126.5 billion in 2006. According to industry sources, metal service centers represent the largest customer group of the U.S. domestic steel industry. The metal service center industry remains highly fragmented, with over 500 companies operating in North America. Competition is based in large part on quality, price and the ability to provide value-added services such as working capital management and just-in-time delivery. Accordingly, the capital requirements (in terms of inventory levels and requisite machinery and working capital) needed to become a successful metal service center are a significant barrier to entry into the industry. Additionally, due to the geographic nature of the business, customers are usually located within approximately 250 miles of the service center or distributor, as transportation costs can make up a substantial portion of the cost to the customer. The geographic nature of the business also means that local supply and demand shape the competitive landscape, with each service center having its own set of regional competitors.

Raw Materials and Suppliers

We believe that we have excellent relationships with our suppliers. We actively maintain relationships with both domestic and foreign suppliers. We conduct the majority of our business on a spot price basis and, as such, are able to pass through price fluctuations to our customers in a relatively efficient manner. Feralloy’s purchases are often made under a blanket purchase order with prices held constant for a set period of time, typically ranging from three to twelve months. In the 2007 fiscal year, our top ten suppliers accounted for approximately 67% of our purchases. During fiscal 2007, approximately 14% of our annual supply volume was imported from foreign sources.

Seasonality

We sometimes experience a minor reduction in our business during the winter months because of inclement weather conditions, which have an effect on the non-residential construction industry and on our ability to deliver steel to customers. In addition we are impacted in the fiscal fourth quarter due to somewhat reduced demand due to holiday closures of various customers and fewer number of shipping days during the period compared to other fiscal quarters because of the number of holidays.

Our Customers

We believe that we have cultivated strong relationships with our customers based on a high quality of service, quality processing and reliability. As a result, we believe that we are a leading supplier in most of the geographic markets that we serve and that we have built a diverse customer base. As discussed above, most of our business is transactional on the spot market, but we do maintain a number of long-term agreements with select customers. We believe that the quality and experience of our salespeople provides a competitive advantage and are crucial to customer satisfaction. We sell to a diverse customer base in a variety of industries, including non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. Our top ten customers account for approximately 10% of our total sales, with no single customer accounting for more than 2% of our 2007 fiscal year net sales.

Backlog

Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our metals service center business.

Competition

We are engaged in a highly fragmented and competitive industry. Competition is based on reliability, service, quality, timeliness, geographic proximity and price. We compete with a large number of other metals processors/service centers in each of our product lines and geographic locations on a national, regional and local basis, some of which may have greater financial resources than we do. We also compete to a much lesser extent with primary metals producers, who typically sell directly to very large customers requiring regular shipments of large volumes of metals. Numerous smaller metals processors/service centers compete with us locally. Purchasing magazine, in its May 3, 2007 issue, identified us as the eleventh largest metals service center company in North America (based upon 2006 revenue).

Historically, we believe that we have been able to compete effectively because of our high levels of service, broad-based inventory, knowledgeable and trained sales force, integrated computer systems, modern equipment, number of locations, geographic dispersion, operational economies of scale and combined purchasing volume. Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, environmental protection, environmental cleanup, emissions and discharges to the environment, and other matters. Hazardous materials we use in our operations include petroleum products, lubricants, coatings, and solvents. Among the more significant regulated activities that occur at some of our facilities are: the accumulation of scrap metal, which is sold for recycling; the generation of plant trash and other solid wastes and wastewaters, such as water from burning tables operated at some of our facilities, which wastes are disposed of in accordance with applicable solid and hazardous waste laws using third party commercial waste handlers; the storage, handling, and use of certain oils and products and chemicals, the potential health hazards of which are communicated to employees pursuant to Occupational Safety and Health Act-prescribed hazard communication efforts, and the disposal or recycling of which are performed pursuant to federal and state law. Operations at the joint venture properties are generally the same but also include use of acid in accordance with applicable laws to remove scale and oxides from the steel to obtain a clean surface.

We believe that we are in substantial compliance with applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any material amounts in the foreseeable future in order to meet current requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites known to have environmental contamination. Federal, and in some cases state, law establishes joint and several liability for cleanup without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate, or previously owned or operated, contaminated properties. Further, in the event a state agency undertakes an environmental cleanup of a site, state law in some of the states where our properties are located allows the state to impose a lien on the property for the costs incurred that would have priority over all previously filed liens. Some of our properties were identified as having contamination resulting from leaks or drips of cutting oils and similar materials used in our business and we have removed and replaced known impacted soils pursuant to applicable environmental laws. Groundwater contamination has been identified at a few properties but at levels that do not currently require cleanup. The costs to address these conditions have not been material. We are not currently subject to any pending material claims or notices of potential liability with respect to environmental cleanup for contamination at our leased or owned properties, at any of the joint venture properties, or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the U.S. Environmental Protection Agency, a state agency or third parties as being potentially responsible for environmental cleanup under federal or state law. We cannot be certain, however, that identification of presently unidentified conditions, more vigorous enforcement by environmental agencies, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future and give rise to material liabilities which could have a material adverse effect on our business, financial condition or results of operations.

Employees

As of December 31, 2007, including our joint ventures, we had 1,549 full-time employees, including 541 salaried employees and 1,008 employees paid on an hourly basis. The average hourly base wage for non-salaried employees as of December 31, 2007 was approximately $13.87. A significant portion of each Infra-Metals employee’s monthly compensation is based on the profitability at his or her facility, which serves to motivate employees within the organization to sell profitably, minimize expenses and maintain high levels of customer satisfaction. As of December 31, 2007, 52 hourly Smith Pipe employees, 136 Feralloy employees and 114 of the hourly joint venture employees were members of various unions. We have never experienced any significant labor problems and enjoy a good relationship with the unions representing our employees.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at the SEC’s Internet site. We also make available free of charge on or through our Internet Website (http://www.pnagroupinc.com) those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Website is not intended to be a part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations are heavily impacted by varying steel prices.

The steel industry as a whole is cyclical and at times pricing and availability of our inventory can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, energy costs, freight and shipping costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, such as iron ore, coking coal and steel scrap, to our suppliers, and in turn result in higher steel prices for us, and may, therefore, adversely affect our net sales, operating margin and net income. Steel costs typically represent approximately 80 to 85% of our net sales. Our service centers maintain substantial inventories of steel to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase steel in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers, which we base on information derived from customers, market conditions, historic usage and industry knowledge. Our commitments for steel purchases are generally at prevailing market prices in effect at the time we receive delivery from our suppliers. We have no substantial long-term, fixed-price purchase contracts other than those that are offset by long-term fixed price sales contracts with customers. Steel prices from our suppliers rise when raw material prices rise, and we may not be able to pass any portion of the price increase on to customers. Steel prices from our suppliers decline when raw material prices decline, and there have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Customer demands for lower prices could result in lower sale prices and, to the extent we sell from existing inventory, lower margins.

Changes in steel prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We tend to pay for replacement materials (which are more expensive when steel prices are rising) over a shorter period than the time it typically takes to collect our accounts receivable after the sale of our products. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising steel prices. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our operating results could be negatively affected during economic downturns.

The businesses of many of our customers are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in one or more of the markets that we serve, one or more of the end-markets that our customers serve or in economic conditions in general could result in a reduction in demand for our products. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers.

Although the sale of our products directly to customers abroad is very limited, our financial performance is nonetheless dependent upon a healthy economy beyond the United States. Our customers sell their products abroad and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Canada, Mexico and South America, but also in Europe and Asia. Our suppliers’ access to raw materials, and therefore our access to steel, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as further increased prices of steel, enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations, including a weak U.S. dollar, or a slowdown in the key industries served by our customers.

We rely on steel suppliers in our business and purchase a significant amount of steel from a limited number of suppliers. Termination of one or more of our relationships with any of those suppliers could have a negative effect on our business because we may be unable to obtain steel from other sources in a timely manner or at all.

We use various types of steel in our business, including beams, plate, flat rolled coil, tubulars and sheet. Our operations depend upon obtaining adequate supplies of steel on a timely basis. We purchase most of our steel from a limited number of steel suppliers. Termination of one or more of our relationships with any of these major suppliers could have a negative effect on our business if we were unable to obtain steel at comparable prices from other sources in a timely manner or at all.

In addition, the domestic steel production industry has experienced consolidation in recent years. For instance, as of December 31, 2007, the top three steel producers together control greater than a majority of the domestic steel market based on public data. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition or results of operations. Consolidation could also result in price increases for the metal that we purchase. Such price increases could adversely affect our results of operations if we were not able to pass these price increases on to our customers.

We rely upon our steel suppliers as to the specifications of the steel we purchase from them.

We rely on mill certifications that attest to the specifications of the product received from our suppliers as to the physical and chemical properties of the steel purchased for resale and generally, consistent with industry practice, do not undertake independent testing of such steel. We generally rely on our customers to notify us of any steel that does not conform to the specifications certified by the mill. We are currently in a dispute with certain steel traders regarding the quality of specific orders of steel purchased from certain foreign mills and may have unknowingly received such non-conforming product in the past. Although our primary sources of product have been domestic mill suppliers, we have and will continue to purchase product from foreign steel suppliers. In the event that steel purchased from domestic suppliers is deemed to not meet quality specifications per the mill certifications, we generally have had recourse against these suppliers for both the cost of the product purchased and possible claims from our customers. However, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to product delivered from foreign suppliers that does not meet the specifications per the mill certifications. In these circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.

We operate in a highly fragmented and competitive industry.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added steel processors/service centers on a regional and local basis, some of which may have greater financial resources than us. We also compete, to a much lesser extent, with primary steel producers, who typically sell to very large customers requiring regular shipments of large volumes of steel.

Our success depends on our ability to retain our key employees.

We are dependent on the services of our senior management team to remain competitive in our industry. There is a risk that we will not be able to retain or replace these key employees. The loss of members of our senior management team without retaining replacements could harm our business or prevent or delay the implementation and completion of our strategy.

We are subject to extensive environmental regulation.

Our operations are subject to extensive laws and regulations governing workplace health and safety and environmental matters. We believe that we are in substantial compliance with such laws and do not currently anticipate that we will be required to expend any material amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. We are not currently subject to any pending claims and have not received any notices of potential material liability with respect to cleanup of contamination at our leased or owned properties, at any of the joint venture properties, or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims or liability in the future. It is possible that we could be identified by the U.S. Environmental Protection Agency, a state agency or third parties as being potentially responsible for environmental cleanup under federal and state law. If so, we could incur substantial litigation costs in defense and settlement of such claims. We cannot be certain, however, that identification of presently unidentified conditions, more vigorous enforcement by environmental agencies, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future and give rise to material liabilities. See “Business—Government Regulation and Environmental Matters.”

Adverse developments in our relationship with our employees and future shortages of employees could adversely affect our business.

As of December 31, 2007, approximately 188 of our employees (and 114 of the employees of our joint ventures) at various sites were members of unions. Our relationship with these unions has been satisfactory. In the future occasional work stoppages could occur, and any such work stoppages could prevent us from distributing steel products and providing steel processing services to our customers in a timely fashion, and could harm our reputation with our customers.

We are currently a party to 10 collective bargaining agreements with such unions, which expire at various times. Collective bargaining agreements for all of our union employees expire in each of the next 5 years. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike. However, we cannot assure you that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without a strike.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. If we fail to attract, retain and train qualified employees, we may be unable to effectively conduct our operations and service our customers, and our growth could be impaired.

We may pursue future acquisitions as well as organic growth. If we incur additional debt that becomes difficult to service, incur contingent liabilities and expenses in connection with future acquisitions or organic growth, or cannot effectively integrate newly acquired operations, your investment may decline in value.

A portion of our historical growth has occurred through acquisitions and we may enter into acquisitions in the future. Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. Future acquisitions or organic growth may result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses, and acquisitions may result in periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

We may not be able to integrate successfully any business we acquire into our existing business and any acquired businesses may not be profitable or as profitable as we had expected. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Our inability to complete the integration of new businesses in a timely and orderly manner, as well as the failure of an expansion of our already existing facilities or businesses to generate the positive results we had hoped to achieve, could increase costs, lower profits and ultimately decrease the value of your investment.

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our obligations under the Senior Notes.

We currently have a substantial amount of indebtedness. As of December 31, 2007, our total indebtedness, represented by the Senior Notes, the Floating Rate Notes, borrowings under PNA’s senior secured credit facility and other debt obligations, was $630.7 million and $49.1 million of non-recourse real estate mortgage debt at the Travel Main Subsidiaries. We may also incur additional indebtedness in the future. As of December 31, 2007, PNA had approximately $147.4 million of unused capacity under its revolving credit facility. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes and our other indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of PNA’s senior secured credit facility and the indenture governing the Senior Notes restrict but do not prohibit us or our subsidiaries from doing so. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The Floating Rate Notes are unsecured and effectively subordinated to our existing and future secured indebtedness.

The Floating Rate Notes are general unsecured obligations ranking effectively junior in right of payment to all of PNA Intermediate’s existing and future secured indebtedness to the extent of the assets securing such indebtedness. In the event that PNA Intermediate is declared bankrupt, becomes insolvent or is liquidated or reorganized, any indebtedness that ranks ahead of the Floating Rate Notes will be entitled to be paid in full from PNA Intermediate’s assets before any payment may be made with respect to the notes. Holders of the Floating Rate Notes will participate ratably with all holders of PNA Intermediate’s unsecured indebtedness that is deemed to be of the same class as the Floating Rate Notes, and potentially with all of PNA Intermediate’s other general creditors, based upon the respective amounts owed to each holder or creditor, in PNA Intermediate’s remaining assets. In any of the foregoing events, PNA Intermediate cannot assure you that there will be sufficient assets to pay amounts due on the Floating Rate Notes. As a result, holders of the Floating Rate Notes may receive less, ratably, than holders of secured indebtedness.

Because PNA Intermediate is the sole obligor of the Floating Rate Notes, and its subsidiaries have not guaranteed its obligations under the Floating Rate Notes or have any obligation with respect to the Floating Rate Notes, the Floating Rate Notes are structurally subordinated to the debt and liabilities of PNA Intermediate’s subsidiaries.

PNA Intermediate is a holding company with no operations of its own and derives all of its revenues and cash flow from its subsidiaries. Its subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due under the Floating Rate Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or otherwise. As of December 31, 2007, PNA Intermediate’s subsidiaries had $463.4 million of indebtedness (represented by the Senior Notes and borrowings under PNA’s senior secured credit facility), $136.2 million in trade payables that would be structurally senior to the Floating Rate Notes and $49.1 million of non-recourse real estate mortgage debt at the Travel Main Subsidiaries that would have been structurally senior to the Floating Rate Notes. Further, as of December 31, 2007, approximately $147.4 million was available to PNA Intermediate’s subsidiaries for additional borrowing under PNA’s senior secured credit facility. Holders of the Floating Rate Notes do not have any claim as creditors against PNA Intermediate’s subsidiaries. None of PNA Intermediate’s subsidiaries guarantee its obligations under the Floating Rate Notes. The Floating Rate Notes are structurally subordinated to any existing and future indebtedness and other liabilities of any of PNA Intermediate’s subsidiaries, even if those obligations do not constitute indebtedness. In the event that PNA Intermediate is declared bankrupt, becomes insolvent or is liquidated or reorganized, the Floating Rate Notes will be structurally subordinated to the claims of the creditors of PNA Intermediate’s subsidiaries, including the lenders under PNA’s senior secured credit facility, holders of the Senior Notes, trade creditors and holders of other indebtedness of PNA Intermediate’s subsidiaries. Accordingly, there might only be a limited amount of assets available to satisfy claims of holders of the Floating Rate Notes upon an acceleration of the maturity of the Floating Rate Notes. PNA Intermediate cannot assure holders of the Floating Rate Notes that, if its subsidiaries have their debt accelerated, PNA Intermediate will be able to repay the Floating Rate Notes.

PNA Intermediate may not have access to the cash flow and other assets of its subsidiaries that may be needed to make payments on the Floating Rate Notes.

PNA Intermediate’s only asset is its common equity interest in PNA, another holding company whose only assets are its common equity interests in its operating subsidiaries and joint ventures. PNA Intermediate’s operations are conducted through PNA and its subsidiaries, and PNA Intermediate’s ability to make payments on the Floating Rate Notes is dependent on the earnings and distribution of funds from its subsidiaries through loans, dividends or otherwise. However, none of its subsidiaries is obligated to make funds available to it for payment on the Floating Rate Notes. PNA Intermediate’s subsidiaries’ earnings are subject to prevailing economic and competitive conditions and to financial, business and other factors beyond their control and beyond the control of PNA Intermediate. In addition, the terms of PNA’s senior secured credit facility and the terms of the indenture governing the Senior Notes each significantly restrict PNA Intermediate’s subsidiaries from paying dividends and otherwise transferring assets to it. The terms of each of those debt instruments provide PNA and its subsidiaries with “baskets” and/or “availability tests” that can be used to make certain types of “restricted payments,” including dividends or other distributions to PNA and to PNA Intermediate. PNA Intermediate cannot assure holders of the Floating Rate Notes that PNA will have sufficient payment capacity in the baskets or sufficient availability with respect to either the senior secured credit facility or the Senior Notes in order to make payments upon a change of control or payments at the maturity of the Floating Rate Notes. If PNA Intermediate is not able to generate sufficient cash flow from operations or to borrow sufficient funds to service its indebtedness, PNA Intermediate may be required to sell assets or equity, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. PNA Intermediate cannot assure holders of the Floating Rate Notes that it will be able to refinance its indebtedness, sell assets or equity, or borrow more funds on terms acceptable to PNA Intermediate, if at all.

Despite PNA Intermediate’s and its subsidiaries’ current level of indebtedness, we may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

PNA Intermediate and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of PNA’s senior secured credit facility and the indenture governing the Floating Rate Notes restrict but do not prohibit PNA Intermediate or its subsidiaries from doing so. If PNA Intermediate incurs any additional indebtedness that ranks equally with the Floating Rate Notes, the holders of that indebtedness will be entitled to share ratably with the holders of the Floating Rate Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of PNA Intermediate. This may have the effect of reducing the amount of proceeds paid to holders of the Floating Rate Notes. If new indebtedness is added to our current debt levels, the related risks that PNA Intermediate and its subsidiaries now face could intensify.

The covenants in PNA’s senior secured credit facility and the indenture governing the Floating Rate Notes and the mortgages on our properties impose, and covenants contained in agreements governing indebtedness we incur in the future may impose, restrictions that may limit our operating and financial flexibility.

PNA’s senior secured credit facility and the indenture governing the Floating Rate Notes contain a number of significant restrictions and covenants that will limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt;

•	pay dividends on our or our subsidiaries’ capital stock or repurchase our or our subsidiaries’ capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by PNA Intermediate’s restricted subsidiaries to PNA Intermediate or to PNA;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Our future indebtedness may contain covenants more restrictive in certain respects than the restrictions contained in PNA’s senior secured credit facility and the indenture governing the Floating Rate Notes. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our subsidiaries being unable to comply with financial covenants that are contained in PNA’s senior secured credit facility or that may be contained in any future indebtedness. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Additionally, all of our properties have been mortgaged with Bank of America, N.A. Under the terms of the mortgages, Bank of America, N.A. has the right to approve any improvements to our existing facilities. Therefore, without Bank of America, N.A.’s approval of a particular improvement (over which we have no control), we may not be able to grow our existing facilities and our future operational flexibility may be limited.

If PNA Intermediate’s subsidiaries default on their obligations to pay their indebtedness, PNA Intermediate may not be able to make payments on the Floating Rate Notes.

If PNA Intermediate’s subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet their required payments of principal, premium, if any, and interest on their indebtedness, or if they otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness, PNA Intermediate’s subsidiaries could be in default under the terms of the agreements governing such indebtedness. If PNA Intermediate’s subsidiaries’ operating performance declines in the future, they may default on their indebtedness, in which case the holders of such indebtedness could elect to declare all funds borrowed thereunder to be due and payable, together with all accrued and unpaid interest, and the lenders under PNA’s senior secured credit facility could terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against PNA Intermediate’s subsidiaries’ assets. Any of the foregoing could prevent PNA Intermediate from paying principal, premium, if any, and interest on the Floating Rate Notes and substantially decrease the market value of the Floating Rate Notes.

PNA Intermediate may be unable to purchase the Floating Rate Notes upon a change of control.

Upon a change of control, PNA Intermediate may be required to offer to purchase all of the Floating Rate Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest. If a change of control were to occur, PNA Intermediate may not have sufficient funds to pay the change of control purchase price and PNA Intermediate may be required to secure third-party financing to do so. However, PNA Intermediate may not be able to obtain such financing on commercially reasonable terms, on terms acceptable to PNA Intermediate or at all. PNA’s senior secured credit facility and future indebtedness may also contain restrictions on PNA Intermediate’s ability to repurchase the Floating Rate Notes upon certain events, including transactions that could constitute a change of control under the indenture. PNA Intermediate’s failure to repurchase the Floating Rate Notes upon a change of control would constitute an event of default under the indenture and would have a material adverse effect on our financial condition.

The change of control provision in the indenture may not protect holders of the Floating Rate Notes in the event PNA Intermediate consummates a highly leveraged transaction, reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a change of control under the indenture. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change of the magnitude required under the definition of change of control triggering event in the indenture to trigger PNA Intermediate’s obligation to repurchase the Floating Rate Notes. Except as described above, the indenture does not contain provisions that permit the holders of the Floating Rate Notes to require PNA Intermediate to repurchase or redeem the Floating Rate Notes in an event of a takeover, recapitalization or similar transaction.

PNA may be unable to purchase the Senior Notes upon a change of control.

Upon a change of control, PNA may be required to offer to purchase all of the Senior Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest. If a change of control were to occur, PNA may not have sufficient funds to pay the change of control purchase price and may be required to secure third-party financing to do so. However, PNA may not be able to obtain such financing on commercially reasonable terms, on terms acceptable to us or at all. PNA’s senior secured credit facility and future indebtedness may also contain restrictions on its ability to repurchase the Senior Notes upon certain events, including transactions that could constitute a change of control under the indenture governing the Senior Notes. PNA’s failure to repurchase the Senior Notes upon a change of control would constitute an event of default under the indenture governing the Senior Notes and would have a material adverse effect on its financial condition.

The trading market for the Floating Rate Notes may be limited.

There is no established trading market for the Floating Rate Notes. We do not intend to apply for listing of the Floating Rate Notes on any securities exchange or for quotation in any automated dealer quotation system. If any of the Floating Rate Notes are traded after their initial issuance, they may trade at a discount from their principal amount depending upon many factors, including prevailing interest rates, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of the cause, may adversely affect the liquidity and trading markets for the Floating Rate Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Excluding joint ventures, we operate through our two segments 22 facilities located throughout the United States and in Mexico. We consider our facilities to be state-of-the-art and have invested significant capital to maintain and improve our operations. Facilities are strategically located in close proximity both to producers and to customers. Certain facilities are equipped to handle several modes of transportation including truck, rail and barge, and most facilities are in close proximity to deep water ports. As a result, we maintain leading market positions in New England, the Midwest, the Southeast, the Southwest and the Mid-Atlantic regions of the United States. Travel Main, through the Travel Main Subsidiaries, owns 18 of our real estate properties.

The following table describes the facilities that we operate (excluding our joint ventures):

Location	Square Footage	Equipment

Wallingford, CT Opened in 1990	150,710	3 band saws 1 T-splitter/rotary shear 1 universal flame cutting system 1 beam cambering machine

Marseilles, IL Opened in 2003	187,975	4 band saws 1 plasma flame cutting system 1 rotary T-splitter 1 oxy-fuel flame cutting system 1 beam cambering machine

Baltimore, MD Acquired in 1992, built in 1908	150,000	5 band saws 1 beam cambering machine 1 55-ton ironworker

Petersburg, VA Opened in 2003	149,000	3 band saws 1 cold saw 1 T-splitter/rotary shear 1 plasma flame cutting system 1 angle bending roll 1 beam cambering machine 1 90-ton ironworker

Tampa, FL Opened in 2000	116,390	2 band saws 1 plasma flame cutting system 1 oxy-fuel flame cutting system

Hallandale, FL Acquired in 1992, built in 1965	35,810	2 band saws 1 plasma flame cutting system 1 oxy-fuel flame cutting system 1 110-ton ironworker

Corpus Christi, TX Opened in 1971	28,092	1 oxy-fuel and plasma flame cutting system 1 band saw

Fort Worth, TX Opened in 1971	161,215	1 60’ hydraulic press brake 2 universal flame cutting systems 1 plasma flame cutting system 1 band saw 1 drill/milling unit

Location	Square Footage	Equipment

Houston, TX Opened in 1973, subsequent major expansion in 1998	258,353	1 60’ hydraulic press brake 2 band saws 1 plasma flame cutting system 3 oxy-fuel and plasma flame cutting systems 1 beam cambering machine 1 beam coping machine 1 drill/milling unit

San Antonio, TX Opened in 1975	106,512	2 band saws 1 oxy-fuel and plasma flame cutting system 1 flame cutting system 1 beam cambering machine

Tulsa, OK Opened in 1996	100,005	2 band saws 1 beam cambering machine 1 95-ton ironworker 1 T-splitter 1 plasma flame cutting system 1 oxy-fuel and plasma flame cutting system

Phoenix, AZ Acquired in 1997, built in 1940	192,911	2 band saws 1 plasma flame cutting system 1 oxy-fuel flame cutting system 1 oxy-fuel and plasma flame cutting system 1 72” decoil line

Tucson, AZ Acquired in 1997	23,212	2 band saws 1 hydraulic shear 1 oxy-fuel flame cutting systems 1 55-ton ironworker

Morgan City, LA Opened in 2006	60,000	1 wheelabrator blast paint system 1 60’ hydraulic press brake 1 oxy and plasma fuel flame cutting system

Portage, IN Opened in 1998	184,455	5/8” x 74” wide slitting line 3/4” x 96” wide temper mill/coil-to-coil and cut-to-length line 3/4” x 96” cut-to-length/leveling line 1/4” x 30” cut-to-length/leveling line

Decatur, AL Opened in 1999	172,830	1/2” x 72” wide cut-to-length line 1/4” x 72” wide slitting line 1/8” x 52” wide slitting line

Stockton, CA Opened in 1998	154,320	1/4” x 60” wide slitting line 3/16” x 60” wide slitting line 1/2” x 72” wide cut-to-length/leveling line 1/8” x 60” wide cut-to-length/leveling line

Granite City, IL Opened in 1978	141,216	1/4” x 60” wide slitting line 3/8” x 72” wide slitting line 1/8” x 72” wide slitting line

Location	Square Footage	Equipment

Huger, SC Acquired in 1999, built in 1996	143,786	1/4” x 72” wide slitting line 1/2” x 72” wide cut-to-length line 1/2” by 74” sheet cleaning system (SCS)

Houston, TX Acquired in 2005, built in 1935	270,000	2 band saws

Clute, TX Acquired in 1993, built in 1964	39,500	1 band saw 1 oxy-fuel flame cutting system

Houston, TX Opened in 1989	54,300	1 plasma flame cutting system 8 oxy-fuel cutting systems

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. We maintain liability insurance against risks arising out of our normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, 100% of our capital stock outstanding was beneficially owned by Platinum, our sole stockholder. No established public trading market currently exists for our capital stock.

PNA paid cash dividends of $2.0 million to Preussag North America, Inc. during the period January 1, 2006 to May 9, 2006. Dividends paid by PNA to PNAG Holding during the period from May 10, 2006 to December 31, 2006 consisted of the non-cash real estate transfer valued at $34.5 million and cash dividends of $61.3 million, of which $54.2 million represented the return of capital received at the time of the acquisition of MSC.

PNA paid cash dividends of $30.0 million to PNA Intermediate during the year ended December 31, 2007.

On February 12, 2007, we issued $170.0 million aggregate principal amount at maturity of our Floating Rate Notes. The Floating Rate Notes were offered for sale to the initial purchasers at 98.25% of their principal amount plus accrued interest from and including the date of issuance. We incurred $4.5 million in closing fees and expenses in connection with the offering of the Floating Rate Notes. The net proceeds of the Floating Rate Notes were used by us to pay a cash dividend of approximately $162.5 million to PNAG Holding on February 12, 2007, and on that date PNAG Holding paid a dividend of $70.0 million to Platinum. On May 14, 2007, PNAG Holding paid a cash dividend to Platinum of $96.8 million, of which $92.5 million related to the remaining proceeds of the Floating Rate Notes. Additional dividends paid by PNA Intermediate to PNAG Holding totaled $4.6 million for the year ended December 31, 2007.

During the year ended December 31, 2007, PNA recorded $0.4 million as a distribution of the future tax benefit associated with the state income taxes currently payable by PNA due to the step up in basis for tax purposes related to the transfer of the Travel Main properties (see above). PNA Intermediate recorded the receipt of the future benefit and recorded a distribution to PNAG Holding. Similarly, the Travel Main subsidiaries recorded the contribution to capital from PNAG Holding of a deferred tax asset of $0.2 million during the year ended December 31, 2007 associated with the step up in basis.

We do not anticipate declaring or paying regular cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of PNA’s senior secured credit facilities and the indenture governing the Floating Rate Notes, and may be limited by future debt or other agreements that we may enter into from time to time. See Item 1A. “Risk Factors–The covenants in PNA’s senior secured credit facility, the indenture governing the Floating Rate Notes and the mortgages on our properties impose, and covenants contained in agreements governing indebtedness we incur in the future may impose, restrictions that may limit our operating and financial flexibility” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Financing Activities”.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected historical financial information of PNA Intermediate for the periods indicated. As previously discussed, PNA Intermediate was formed on January 25, 2007 as a holding company for PNA for the purpose of issuing the Floating Rate Notes. As the incorporation of PNA Intermediate and conveyance of PNA’s capital stock from PNAG Holding constituted a transfer of net assets between entities under common control, PNA Intermediate reports the accounts of PNA at their historical cost as of the date of transfer and reports results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, the consolidated financial statements of PNA are presented for periods prior to the date of incorporation of PNA Intermediate.

After giving effect to the consummation of the Platinum Acquisition, the financial information as of and for the period ended May 10, 2006 to December 31, 2006 and as of and for the year ended December 31, 2007 is represented by the Successor Company balances and the financial information for the period from January 1, 2006 to May 9, 2006 and each of the fiscal years in the three-year period ended December 31, 2005 and as of the end of each of such years is represented by the Predecessor Company balances.

The following table sets forth selected historical consolidated financial information of (1) PNA, our Predecessor Company for (i) each of the fiscal years in the three-year period ended December 31, 2005 and as of the end of each of such years and (ii) the period from January 1, 2006 to May 9, 2006, (2) PNA, the Successor Company, for the period from May 10, 2006 to December 31, 2006 and as of the end of such period and (3) PNA Intermediate as of and for the year ended December 31, 2007. The consolidated statement of income data and other financial data of the Predecessor for each of the year ended December 31, 2005, and the period from January 1, 2006 to May 9, 2006, and the Successor for the period May 10, 2006 to December 31, 2006 and year ended December 31, 2007, and the consolidated balance sheet data for the Successor as of December 31, 2006 and 2007 presented below were derived from our audited annual consolidated financial statements and the related notes thereto included elsewhere in this Report. The selected consolidated statement of income data and other financial data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003 and 2004 presented below were derived from the audited consolidated financial statements and related notes thereto of the Predecessor Company, which are not included in this Report. The information presented below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Report.

				Predecessor	Successor
		Predecessor		January 1	May 10 to	Year Ended
	Year Ended December 31,			to May 9,	December 31,	December 31,
	2003	2004	2005	2006	2006	2007
	(amounts in thousands)				(2)	(2)
Statement of Income Data:
Net sales	$699,481	$1,210,213	$1,250,289	$487,190	$1,074,201	$1,632,469
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	580,683	909,043	1,050,018	401,612	864,271	1,353,843
Processing	22,403	31,206	30,288	11,985	20,664	33,232
Distribution	17,485	23,081	17,321	6,395	14,647	19,348
Selling, general, and administrative	61,873	87,659	80,288	35,393	75,829	123,725
Depreciation and amortization	10,621	10,148	9,466	3,262	7,926	11,553

Total operating costs and expenses	693,065	1,061,137	1,187,381	458,647	983,337	1,541,701

Operating income	6,416	149,076	62,908	28,543	90,864	90,768
Interest expense	3,539	6,769	5,519	1,375	22,624	63,543
Income from equity investments	(1,339)	(1,607)	(1,546)	(770)	(942)	(2,558)

Income before minority interest and income tax expense	4,216	143,914	58,935	27,938	69,182	29,783
Minority interest	310	1,267	1,423	788	2,507	3,268

Income before income tax expense	3,906	142,647	57,512	27,150	66,675	26,515
Income tax expense	1,614	54,032	21,825	10,146	24,666	11,802

Net income	$2,292	$88,615	$35,687	$17,004	$42,009	$14,713

				Predecessor	Successor
		Predecessor		January 1	May 10 to	Year Ended
	Year Ended December 31,			to May 9,	December 31,	December 31,
	2003	2004	2005	2006	2006	2007
	(amounts in thousands)				(2)	(2)
Other Financial Data:
Net cash provided by (used in) operating activities	$6,883	$(46,118)	$153,085	$(23,073)	$(55,634)	$46,745
Net cash used in investing activities	(4,379)	(3,110)	(4,501)	(2,460)	(316,675)	(73,913)
Net cash (used in) provided by financing activities	(8,274)	50,872	(149,106)	24,836	373,997	39,438
Purchases of property, plant and equipment	(5,132)	(4,218)	(6,327)	(2,460)	(4,902)	(14,778)
EBITDA (1)	18,066	159,564	72,497	31,787	97,225	101,611

	Predecessor			Successor
	December 31,			December 31,
	2003	2004	2005	2006	2007
	(amounts in thousands)			(2)	(2)
Balance Sheet Data:
Cash	$1,088	$2,732	$2,210	$3,201	$15,471
Working capital	194,539	349,879	247,057	425,772	433,416
Total current assets	280,519	465,863	383,960	624,537	616,812
Property, plant and equipment, net	105,235	99,032	95,200	61,542	72,104
Total assets	412,658	589,320	504,096	736,754	782,585
Total debt	150,778	205,338	59,101	464,267	679,786
Total stockholder’s equity (deficit)	162,830	250,209	284,947	66,130	(85,338)

(1)	EBITDA represents net income before interest, income taxes, depreciation and amortization. We believe that EBITDA provides additional information for determining our historical performance. EBITDA does not represent, and should not be used as a substitute for, net income or cash flows from operations as determined in accordance with generally accepted accounting principles, and EBITDA is not necessarily an indication of whether cash flow will be sufficient to fund our cash requirements. Our definition of EBITDA may differ from that of other companies. See the table below for a reconciliation of net income to EBITDA.

Set forth below is the reconciliation of net income to EBITDA (amounts in thousands):

				Predecessor	Successor
	Predecessor			January 1	May 10 to	Year Ended
	Year Ended December 31,			to May 9,	December 31,	December 31,
	2003	2004	2005	2006	2006	2007
Net income	$2,292	$88,615	$35,687	$17,004	$42,009	$14,713
Add:
Interest expense	3,539	6,769	5,519	1,375	22,624	63,543
Income tax expense	1,614	54,032	21,825	10,146	24,666	11,802
Depreciation and amortization	10,621	10,148	9,466	3,262	7,926	11,553

EBITDA	$18,066	$159,564	$72,497	$31,787	$97,225	$101,611

(2)	As a result of the application of purchase accounting, the Successor Company balances and amounts presented are not comparable with those of the Predecessor Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of PNA Intermediate as of and for the year ended December 31, 2007. PNA Intermediate was incorporated on January 25, 2007 as an intermediate holding company which was established for the purpose of issuing the Floating Rate Notes described below. As the incorporation of PNA Intermediate Holding Corporation and conveyance of PNA’s capital stock from PNAG Holding constituted a transfer of net assets between entities under common control, PNA Intermediate reports the accounts of PNA at their historical cost as of the date of transfer and reports results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Additionally, the consolidated financial statements of PNA are presented for periods prior to the date of incorporation of PNA Intermediate.

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the accompanying consolidated financial statements and related notes included elsewhere in this Report. The following discussion also provides an overview of our business and recent transactions, together with a summary of our critical accounting policies and estimates. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this Report.

Overview

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to customers across a diversified group of industries, including the non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. We distribute and perform value-added processing services for our customers on a variety of steel products including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet.

Using sophisticated inventory and distribution information systems developed specifically for the steel service center industry, we provide just-in-time delivery to many of our customers, which enables them to better manage their working capital costs. Our steel service center facilities are strategically located in high density or high population growth areas in the United States, which puts us in a position to take advantage of growing markets and market trends. We intend to opportunistically pursue strategic acquisitions that will increase our scale, grow our market share of value-added products and expand our business. For example, with the acquisitions of Metals Supply Company, Ltd., or MSC, and Precision Flamecutting & Steel, L.P., or Precision Flamecutting, we now operate 22 metal processing centers nationally, as well as manage five joint ventures, that operate a total of seven service centers.

Net Sales. We derive net sales from the sale and processing of metal products to end-users. Pricing is generally based upon a margin over the underlying metal cost as well as a further margin associated with customized value-added services as specified by the customer. We generate tolling income by providing value-added processing on steel that is owned by our customers; the agreed-upon price per ton is customer-specific, is not dependent on underlying steel pricing and depends on the particular processing service being performed. For the year ended December 31, 2007, we had consolidated net sales of approximately $1.6 billion.

Cost of Materials Sold. We follow the normal industry practice which classifies, within cost of materials sold, the underlying commodity cost of metal purchased from the producing steel mill, the cost of inbound and outbound freight charges together with third-party processing cost, if any. Generally, these costs approximate 80 to 85% of net sales.

Operating Expense. Operating expense reflects selling, general and administrative expenses including sales and marketing expenses, employee compensation, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation. Depreciation expense represents the costs associated with property, plant and equipment used throughout the company.

Inventories. Generally, rising steel prices result in margin gains, as demonstrated in 2004 and 2006, and declining prices result in compression of margins. That is, our operating income may be somewhat enhanced or depressed on occasion should there be a rapid increase or decrease in the spot market for steel prices.

Recent Events/Industry Trends

Since 2000, there has been significant consolidation among the major domestic steel producers. The top three steel producers now control greater than a majority of the domestic steel market, a significant increase compared to 2000 (based on public data), which has created a pricing environment characterized by a more disciplined approach to production and pricing. The domestic suppliers have largely exited their non-core steel service and distribution functions to focus on reducing production costs and driving efficiencies from their core steel production activities. Increasingly, steel service centers like us have continued to capture a greater proportion of these key functions once served by the major steel producers.

In 2004, increased demand for steel in China, shortages of raw materials such as coking coal, iron ore and oil, increased demand for scrap, the weak U.S. dollar and increased energy costs and freight rates all contributed to significant increases in prices for domestic metals of all types, particularly steel. Further, improved economic conditions in Europe, Asia and North America contributed to a higher level of demand for steel. During most of 2004, supplies of many products were constrained, which also led to price increases.

In early 2005, the three iron ore suppliers controlling about 70% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. In May 2006 a major European iron ore contract was secured with a further price increase of 19%, as demand by China continued to drive pricing. We anticipate that both foreign and domestic mills will have to continue the disciplined practice they implemented in 2004 through 2006 of passing along such added costs, in the form of both price increases and surcharges. The domestic steel producers have demonstrated remarkable restraint in curbing manufacturing capacity.

It was reported in several financial publications in February 2008 that one of the three major iron ore suppliers, Vale do Rio Doce, negotiated a 65% price increase from Japanese and South Korean steel producers. This development has been deemed to be an indicator of likely price increases from the other iron ore producers as well as possible continued increases later in 2008. Nonetheless, it is difficult to predict what effect price increases or decreases will have on the domestic market for users of the product as evidenced by the fact that in the second half of 2007 we noted a period of rising prices charged by suppliers to distributors that we were not able to pass along to our customers due to increased availability in many of our product lines.

Acquisitions

On February 14, 2006, PNAG Holding, an affiliate of Platinum, entered into an Agreement and Plan of Merger, or the Merger Agreement, with PNA and Preussag North America, Inc., PNA’s former owner, to acquire all of the outstanding capital stock of PNA for cash consideration of $261.5 million, refinancing of existing indebtedness of $88.0 million, a $12.0 million seller note, or the Preussag Seller Note, and other consideration and costs of $3.8 million. The acquisition of PNA by Platinum, or the Platinum Acquisition, was consummated on May 9, 2006. PNA Intermediate was incorporated on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate.

Effective May 31, 2006, PNA completed the acquisition of Metals Supply Company, Ltd., or MSC, pursuant to which PNA acquired all of the outstanding partnership interests of Metals Supply Company, Ltd. and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33.3 million paid to MSC’s former stockholders and refinancing of approximately $20.8 million of MSC’s then existing indebtedness.

MSC is a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. MSC distributes and sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. MSC also exports steel to Latin America, the Middle East and Southeast Asia. The acquisition of MSC allowed us to increase our market share in a growing geographic region as well as expand our product offering.

Since the acquisition of MSC we have continued to actively identify growth opportunities and we intend to pursue strategic acquisitions that will increase our scale, grow our market share of value-added products and expand our business. Additionally, we are continually monitoring and evaluating important organic growth opportunities consisting of investing in expansion of existing facilities, purchases of equipment and machinery that expand our value-added processing capabilities and building new facilities for expansion into new markets.

As a result of these efforts, effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting pursuant to which PNA acquired all outstanding partnership interests for cash consideration of $47.1 million paid at closing to the former owners, costs associated with the transaction of $0.2 million and refinancing of $7.3 million of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54.4 million. The purchase agreement provided for a holdback of $4.7 million of purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital receivable adjustment which the Company expects to settle in 2008.

Precision Flamecutting, a Texas limited partnership operating one facility in Houston, is in the business of processing and distributing carbon, alloy, and HSLA (high strength, low alloy) steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. The acquisition provides us the opportunity to achieve our stated goal of making strategic acquisitions as well as increase our market share in one of the Company’s strategic locations.

In addition, effective March 14, 2008, PNA completed the acquisition of all the outstanding ownership interests of S & S Steel Warehouse, Inc. and an affiliated operating company (together referred to as “S&S”) for an aggregate purchase price of approximately $44.5 million subject to usual post-closing working capital settlement adjustments. The purchase price included cash consideration paid to the former owners of approximately $28.4 million and refinancing of approximately $16.1 million of S&S’s then existing indebtedness. The purchase agreement provided for a holdback of $3.5 million of the purchase price to fund any indemnity claim by PNA and which will be paid out over the two year period following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility. S&S was founded in 1966 and is a general line metals service center company serving the greater Chicago area and adjacent states. S&S specializes in carbon structural products and provides PNA the ability to expand its long products and plate segment in this market.

We believe we have demonstrated an ability to integrate acquisitions into our existing operations principally due to our decentralized management and operating structure which allows local managers the ability to make strategic operating decisions at the levels necessary that affect their markets.

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, and therefore consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collection is reasonably assured, and the sale price is fixed and determinable. Risk of loss for products shipped passes at the time of shipment when shipments are made by common carrier or at delivery when our trucks are used.

Sales prices to customers are determined at the inception of the agreement to purchase. No cancellation or termination provisions are included in our agreements notwithstanding customary rights to return products which relate to non-conformities, defects and specifications. Provisions are made, based on experience, for estimated returns in accordance with Statement of Financial Accounting No. 48, Revenue Recognition When Right of Return Exists, and have been immaterial in the past.

In limited circumstances, we will deliver goods on consignment. In those cases, billing occurs when the goods are used by the customer, or after the lapse of a specified period of time, whichever comes first.

Net sales include tolling income where we process steel for a fee, without taking either title in the inventory or the associated price risk of the steel. Tolling income has historically been less than 2% of our total net sales.

Accounts Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. In some cases, especially in sales to the fabrication industry, we utilize security instruments (e.g., notices to furnish and materialman’s liens) to protect our position.

Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. At December 31, 2006 and 2007, the allowance for doubtful accounts was $5.4 million and $5.0 million, respectively. The rate of future credit losses may not be similar to past experience.

Inventory Valuation

Inventories are stated at the lower of cost or market. Our inventories are accounted for by either specific identification or average cost method accounting. We regularly review inventory on hand and when necessary record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory. Provisions for damaged and slow-moving inventory at December 31, 2006 and 2007 were not material.

Long-lived Assets

We evaluate goodwill on an annual basis and whenever events or changes in circumstances indicate that a carrying amount may not be fully recoverable. Long-lived assets, including property, plant and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Events or changes in circumstances which could trigger an impairment review include significant underperformance relative to our historical or projected future operating results, significant changes in the manner or the use of our assets or the strategy for our overall business, or significant negative industry or economic trends. We assess impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We determine the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. We record an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed and the impairment we recognize is the amount by which the carrying amount exceeds the fair market value of the asset.

Income Taxes

With limited exception, we believe that all deferred income tax assets will more likely than not be fully realized in the future. As such, we generally do not record any valuation allowances to reduce deferred income tax assets. With respect to certain state net operating loss carryforwards and other state deferred income tax assets generated by two of our reporting members, however, we have concluded that sufficient doubt exists as to whether any benefit will be realized from the future utilization of such deferred income tax asset. As such, we have recorded a full valuation allowance of $1.3 million against these deferred income tax assets as of December 31, 2007.

We record liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss for items that have been or may be challenged by taxing authorities. In the event that we were to determine that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential tax deficiencies (as a result of an audit, tax ruling or other positions or authority), an adjustment to the liability would be recorded through income in the period such determination was made.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity (see below).

We determined we had no unrecognized tax benefit as of January 1, 2007, and therefore, there was no effect on the Company’s retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. As of December 31, 2007, we had an unrecognized tax benefit of $0.6 million. We also determined that if the total amount of unrecognized tax benefits recorded as of December 31, 2007 were actually recognized, the impact on the Company’s effective tax rate would be immaterial. Any potential penalties and interest related to unrecognized tax benefits are included in income tax expense in the accompanying interim condensed consolidated financial statements. The tax years ended December 31, 2004 and 2005 as well as the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 remain open and subject to examination in the following significant income tax jurisdictions: Federal, Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Illinois, Ohio, South Carolina, Texas and Virginia. Income tax returns for the year ended December 31, 2007 have not yet been filed.

Employee Pension Plans

Our employee pension plan costs and obligations are dependent on assumptions including discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While there have not been significant differences between important assumptions and actual experience in the past and we believe that the assumptions we currently use are appropriate, significant differences in actual experience or significant changes in assumptions can occur and would affect our pension costs and obligations. A key assumption used in valuation of the projected benefit obligation is that of the discount rate. In setting this rate, we utilized several bond indexes including the annualized Moody’s “Aa rated” bond index, the Citigroup Yield Curve and the Aon Yield Curve as we believe they most closely match the timing of expected future benefit payments. The indexes ranged from 5.80% to 6.20% and we elected to use a discount rate of 6.00% as of the December 31, 2007 valuation. Other key assumptions used in valuing projected benefit obligation and plan assets in 2007 are set forth below:

Benefit obligation
Discount rate for determining benefit obligations	6.00%
Rate of compensation increase	0.00%
Expected rate of return on plan assets - Pension plans	8.00%
Expected rate of return on plan assets - SERP	0.00%
Plan assets
Equity securities	69%
Fixed income	31%
Money market	0%
Market value of assets	market value
Amortization method for prior service costs	straight-line
Amortization method for gains and losses	straight-line

Variable Interest Entities

In August 2006, PNA completed a real estate transfer pursuant to which it effectively transferred 18 of its real estate assets to 7 wholly owned subsidiaries of Travel Main, collectively referred to as Travel Main Subsidiaries, and then entered into 15 year operating leases with respect to these properties that provide for PNA’s continued use of them in its operations. Travel Main is a wholly owned subsidiary of PNAG Holding. The Travel Main Subsidiaries subsequently mortgaged the properties for amounts approximately equal to 75% of their appraised value. While neither PNA Intermediate nor PNA is a party to or a guarantor of the mortgages and the mortgage holders have no recourse to PNA Intermediate or PNA, we have determined that PNA Intermediate holds a variable interest in the Travel Main Subsidiaries and is considered to be the primary beneficiary of these variable interest entities. Therefore, in accordance with FASB Interpretation No. 46(R), the combined financial statements of the Travel Main Subsidiaries have been consolidated into the consolidated financial statements of PNA Intermediate.

Derivative Financial Instruments

PNA entered into three interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt for a total of $50,000 in June 2006 for a 3 year period commencing October 1, 2006 with Bank of America, Wachovia Bank, N.A. and LaSalle Bank, N.A. The swap agreements represent an economic hedge but do not quality for hedge accounting under Statement of Financial Accounting Standard No. 133. As a result, the value of the instruments is recorded on our Consolidated Balance Sheet and fluctuations in the value of the instrument are included in our Consolidated Statement of Operations. The fair values of the outstanding swap agreements were liabilities of approximately $381 and $1,117 at December 31, 2006 and 2007, respectively. Changes in the value of the swap agreements resulted in losses of $381 and $736 for the period May 10, 2006 to December 31, 2006 and for the year ended December 31, 2007, respectively.

Results of Operations

Year Ended December 31, 2006 Combined Successor and Predecessor Company Results – Non-GAAP

The following tables present our combined results of operations, consolidated and by segment, for the year ended December 31, 2006. For purposes of arriving at the results for the year ended December 31, 2006, we combined the results of our Successor company for the period May 10, 2006 to December 31, 2006 and the results of our Predecessor company for the period January 1, 2006 to May 9, 2006.

Accounting principles generally accepted in the United States of America, or GAAP, do not allow for such combination of Predecessor and Successor financial results and this approach yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the date of the Platinum Acquisition. We believe the combined results provide the most meaningful way to comment on our results of operations for the year ended December 31, 2006 compared to the current year or compared to the same period in the prior year because discussion of a partial period consisting of the period from May 10, 2006 to December 31, 2006 compared to the year ended December 31, 2007 or compared to the year ended December 31, 2005 would not be meaningful. The combined information is the result of merely adding the Successor and Predecessor columns and does not include any pro forma assumptions or adjustments.

The table below presents our results of operations for the periods from January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to December 31, 2006 (Successor) and the combination of the results of these periods (in thousands).

	Predecessor January 1 to May 9, 2006	Successor May 10 to December 31, 2006	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006
Net sales	$487,190	$1,074,201	$1,561,391
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	401,612	864,271	1,265,883
Processing	11,985	20,664	32,649
Distribution	6,395	14,647	21,042
Selling, general and administrative	35,393	75,829	111,222
Amortization of intangibles	—	4,087	4,087
Depreciation	3,262	3,839	7,101

Total operating costs and expenses	458,647	983,337	1,441,984

Operating income	28,543	90,864	119,407
Interest expense	1,375	22,624	23,999
Income from equity investments	(770)	(942)	(1,712)

Income before minority interest and income tax expense	27,938	69,182	97,120
Minority interest	788	2,507	3,295

Income before income tax expense	27,150	66,675	93,825
Income tax expense	10,146	24,666	34,812

Net income	$17,004	$42,009	$59,013

The tables below present our results of operations on a consolidated basis and by segment for the periods from January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to December 31, 2006 (Successor) and the combination of the results of these periods (in thousands). The combined information is the result of merely adding the Successor Company and Predecessor Company amounts and does not include any pro forma assumptions or adjustments.

Predecessor Company Period from January 1, 2006 to May 9, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$315,034	$172,156	$—	$487,190
Cost and expenses:
Cost of materials sold	253,790	147,822	—	401,612
Processing, distribution and S,G&A costs	30,962	18,080	4,731	53,773
Depreciation and amortization	1,293	1,967	2	3,262
Total operating costs and expenses	286,045	167,869	4,733	458,647

Operating income	$28,989	$4,287	$(4,733)	$28,543

Tons sold	373	228	—	601
Tons tolled	—	271	—	271

Tons shipped	373	499	—	872

Successor Company Period from May 10, 2006 to December 31, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$764,380	$309,821	$—	$1,074,201
Cost and expenses:
Cost of materials sold	602,911	261,360	—	864,271
Processing, distribution and S,G&A costs	75,660	31,886	3,594	111,140
Depreciation and amortization	5,907	1,760	259	7,926
Total operating costs and expenses	684,478	295,006	3,853	983,337

Operating income	$79,902	$14,815	$(3,853)	$90,864

Tons sold	847	385	—	1,232
Tons tolled	—	479	—	479

Tons shipped	847	864	—	1,711

Combined Predecessor/Successor Non-GAAP Year Ended December 31, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$1,079,414	$481,977	$—	$1,561,391
Cost and expenses:
Cost of materials sold	856,701	409,182	—	1,265,883
Processing, distribution and S,G&A costs	106,622	49,966	8,325	164,913
Depreciation and amortization	7,200	3,727	261	11,188
Total operating costs and expenses	970,523	462,875	8,586	1,441,984

Operating income	$108,891	$19,102	$(8,586)	$119,407

Tons sold	1,220	613	—	1,833
Tons tolled	—	750	—	750

Tons shipped	1,220	1,363	—	2,583

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

The table below presents our results of operations for the years ended December 31, 2006 (Combined) and 2007.

(in thousands, except average realized price per ton)	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales	Successor Year Ended December 31, 2007	% of Net Sales
Net sales	$1,561,391		$1,632,469
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	1,265,883	81.1%	1,353,843	82.9%
Processing	32,649	2.1%	33,232	2.0%
Distribution	21,042	1.3%	19,348	1.2%
Selling, general and administrative (S,G & A)	111,222	7.1%	123,725	7.6%
Amortization of intangibles	4,087	0.3%	5,365	0.3%
Depreciation	7,101	0.5%	6,188	0.4%

Total operating costs and expenses	1,441,984	92.4%	1,541,701	94.4%

Operating income	119,407	7.6%	90,768	5.6%
Interest expense, net	23,999	1.5%	63,543	3.9%
Income from equity investments	(1,712)	-0.1%	(2,558)	-0.2%

Income before minority interest and income tax expense	97,120	6.2%	29,783	1.8%
Minority interest	3,295	0.2%	3,268	0.2%

Income before income tax expense	93,825	6.0%	26,515	1.6%
Income tax expense	34,812	2.2%	11,802	0.7%

Net income	$59,013	3.8%	$14,713	0.9%

Tons sold	1,833		1,873
Tons tolled	750		642

Tons shipped	2,583		2,515

Average realized price per ton	$838		$859

Net sales. Net sales including tolling income increased $71.1 million, or 4.6%, from $1,561.4 million for the year ended December 31, 2006 to $1,632.5 million for the year ended December 31, 2007. The increase was primarily related to $78.5 million of incremental sales in 2007 of MSC which was acquired May 31, 2006 as well as an increase in average realized price per ton of 2.6% (exclusive of MSC’s average realized price per ton) offset by a decrease in tons sold of 2.9% (exclusive of MSC tons sold) and decrease in tons tolled of 14.4%.

Cost of materials sold. Cost of materials sold increased $87.9 million, or 6.9%, from $1,265.9 million for the year ended December 31, 2006 to $1,353.8 million for the year ended December 31, 2007. Of the increase, $69.9 million related to incremental cost of materials sold in 2007 of MSC which was acquired on May 31, 2006. The remainder of the increase was primarily due to a 4.6% increase in average cost per ton of product purchased (exclusive of MSC tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $11.4 million, or 6.9%, from $164.9 million for the year ended December 31, 2006 to $176.3 million for the year ended December 31, 2007. Of the increase, $7.9 million was due to the addition of MSC which was acquired on May 31, 2006. Increases in selling, general and administrative costs were primarily related to participation plan payments paid to management in 2007 of $7.1 million offset by non-recurring transaction bonuses paid to management in 2006 of $3.9 million.

Amortization and depreciation. Amortization of intangibles for the years ended December 31, 2006 and 2007 is related to the acquisitions of PNA and MSC, both completed in May 2006. Amortization expense increased from $4.1 million for the year ended December 31, 2006 to $5.4 million for the year ended December 31, 2007 primarily due to there being a full year of amortization recorded in 2007 as compared to a partial year for 2006. Depreciation expense decreased from $7.1 million for the year ended December 31, 2006 to $6.2 million for the year ended December 31, 2007 primarily due to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation beginning in 2006. Thus, this reduced level of depreciation expense was recorded for all of 2007 as compared to a portion of 2006. This decrease was partially offset by incremental depreciation expense of $0.2 million in 2007 compared to 2006 from the acquisition of MSC in May 2006.

Interest expense. Interest expense increased from $24.0 million for the year ended December 31, 2006 to $63.5 million for the year ended December 31, 2007 primarily due to (a) the $250.0 million unsecured Senior Notes sold in August 2006, (b) the issuance in February 2007 of $170 million aggregate principal amount at maturity of the Floating Rate Notes and (c) $49.9 million in mortgage loans at Travel Main taken out in September 2006. These increases in borrowings under the lending arrangements are principally related to the financing of the acquisitions of PNA and MSC in May 2006.

Income tax expense. Income tax expense decreased from $34.8 million for the year ended December 31, 2006 to $11.8 million for the year ended December 31, 2007. Income tax expense represented 37.1% and 44.5% of income before income tax expense for the years ended December 31, 2006 and 2007, respectively. The increase in the effective tax rate is primarily due to the decrease in book pre-tax income in 2007 and the recording of a valuation allowance against certain state net operating loss carryforwards and other state deferred income tax assets for which it is not more-likely-than-not that a benefit will ultimately be realized.

Results by Segment—Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate Segment for the years ended December 31, 2006 (Combined) and 2007.

(in thousands, except average realized price per ton)	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales	Successor Year Ended December 31, 2007	% of Net Sales
Net sales	$1,079,414		$1,194,936
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	856,701	79.4%	978,027	81.8%
Processing, distribution and S,G&A costs	106,622	9.9%	118,666	9.9%
Depreciation and amortization	7,200	0.7%	8,352	0.7%

Total operating costs and expenses	970,523	89.9%	1,105,045	92.5%

Operating income	$108,891	10.1%	$89,891	7.5%

Tons sold	1,220		1,306
Tons tolled	—		—

Tons shipped	1,220		1,306

Average realized price per ton	$885		$915

Net sales. Net sales increased $115.5 million, or 10.7%, from $1,079.4 million for the year ended December 31, 2006 to $1,194.9 million for the year ended December 31, 2007. Of the increase, $78.5 million related to incremental net sales in 2007 of MSC which was acquired on May 31, 2006. The remainder of the increase was due to the increase in the average realized price per ton sold of 4.2% (exclusive of MSC tons sold).

Cost of materials sold. Cost of materials sold increased $121.3 million, or 14.2%, from $856.7 million for the year ended December 31, 2006 to $978.0 million for the year ended December 31, 2007. Of the increase, $69.9 million related to incremental cost of materials sold in 2007 of MSC which was acquired on May 31, 2006. The remainder of the increase was primarily due to a 7.0% increase in average cost per ton of product purchased (exclusive of MSC tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $12.1 million, or 11.4%, from $106.6 million for the year ended December 31, 2006 to $118.7 million for the year ended December 31, 2007. Of the increase, $7.9 million was due to the addition of MSC which was acquired on May 31, 2006. The remainder of the increase was due primarily to $3.4 million in participation plan payments made in 2007 and $0.8 million in expenses related to Sarbanes-Oxley external consulting services.

Amortization and depreciation. Depreciation and amortization expense increased $1.2 million from $7.2 million for the year ended December 31, 2006 to $8.4 million for the year ended December 31, 2007 primarily due to an increase in amortization expense of $1.2 million. Amortization of intangibles is related to the acquisitions of PNA and MSC, both completed in May 2006 and the increase is primarily due to there being a full year of amortization recorded in 2007 as compared to a partial year for 2006.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled Segment for the years ended December 31, 2006 (Combined) and 2007.

(in thousands, except average realized price per ton)	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales	Successor Year Ended December 31, 2007	% of Net Sales
Net sales	$481,977		$437,533
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	409,182	84.9%	375,816	85.9%
Processing, distribution and S,G&A costs	49,966	10.4%	47,759	10.9%
Depreciation and amortization	3,727	0.8%	2,620	0.6%

Total operating costs and expenses	462,875	96.0%	426,195	97.4%

Operating income	$19,102	4.0%	$11,338	2.6%

Tons sold	613		567
Tons tolled	750		642

Tons shipped	1,363		1,209

Average realized price per ton	$745		$731

Net sales. Net sales decreased $44.5 million, or 9.2%, from $482.0 million for the year ended December 31, 2006 to $437.5 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in volume sold of 7.5% as well as a 1.9% decrease in average realized price per ton.

Cost of materials sold. Cost of materials sold decreased $33.4 million, or 8.2%, from $409.2 million for the year ended December 31, 2006 to $375.8 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in volume sold of 7.5% as well as a 0.7% decrease in average cost per ton of product purchased.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses decreased by $2.2 million, or 4.4%, from $50.0 million for the year ended December 31, 2006 to $47.8 million for the year ended December 31, 2007. In general, processing and distribution costs decreased in 2007 as a large percentage of steel sold in the Flat Rolled segment receives some form of value-added processing, and therefore, the reduction in these expenses is commensurate with the 7.5% decrease in tons of steel sold in 2007 compared to the prior year. Decreases in processing and distribution costs were partially offset by some increases in corporate general and administrative expenses including $2.0 million in participation plan payments made in 2007.

Amortization and depreciation. Depreciation and amortization expense decreased $1.1 million from $3.7 million for the year ended December 31, 2006 to $2.6 million for the year ended December 31, 2007 primarily due to the reduction in depreciation expense resulting from the acquisition of PNA in May 2006 in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation beginning in May 2006. Thus, this reduced level of depreciation expense affected all of 2007 as compared to a portion of 2006.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff professional fees for audit, tax and legal services, consulting fees, travel and entertaining and depreciation and amortization.

Corporate expenses rose by $1.9 million, or 22.1%, from $8.6 million for the year ended December 31, 2006 to $10.5 million for the year ended December 31, 2007. This was due primarily to increases in personnel costs of $2.7 million, participation plan payments of $1.8 million and increases in audit and other professional fees of $0.8 million which were all partially offset by transaction bonuses paid in 2006 of $3.9 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

The table below presents our results of operations for the years ended December 31, 2005 and 2006 (Combined) (in thousands).

	Predecessor Year Ended December 31, 2005	% of Net Sales	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales
Net sales	$1,250,289		$1,561,391
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	1,050,018	84.0%	1,265,883	81.1%
Processing	30,288	2.4%	32,649	2.1%
Distribution	17,321	1.4%	21,042	1.3%
Selling, general and administrative (S,G & A)	80,288	6.4%	111,222	7.1%
Amortization of intangibles	—	—	4,087	0.3%
Depreciation	9,466	0.8%	7,101	0.5%

Total operating costs and expenses	1,187,381	95.0%	1,441,984	92.4%

Operating income	62,908	5.0%	119,407	7.6%
Interest expense, net	5,519	0.4%	23,999	1.5%
Income from equity investments	(1,546)	-0.1%	(1,712)	-0.1%

Income before minority interest and income tax expense	58,935	4.7%	97,120	6.2%
Minority interest	1,423	0.1%	3,295	0.2%

Income before income tax expense	57,512	4.6%	93,825	6.0%
Income tax expense	21,825	1.7%	34,812	2.2%

Net income	$35,687	2.9%	$59,013	3.8%

Tons sold	1,553		1,833
Tons tolled	691		750

Tons shipped	2,244		2,583

Net sales. Net sales including tolling income increased $311.1 million, or 24.9%, from $1,250.3 million for the year ended December 31, 2005 to $1,561.4 million for the year ended December 31, 2006. Of the increase, $102.1 million related to the addition of sales in 2006 of MSC, which was acquired on May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices of 5.6%, an increase in volumes tolled of 8.5% and an increase in volumes sold of 10.6% (exclusive of MSC tons sold).

Cost of materials sold. Cost of materials sold increased $215.9 million, or 20.6%, from $1,050.0 million for the year ended December 31, 2005 to $1,265.9 million for the year ended December 31, 2006. Of the increase, $78.4 million related to additional cost of materials sold in 2006 of MSC which was acquired on May 31, 2006. The remainder of the increase was primarily due to a 2.4% increase in average cost per ton of product purchased and increase in volumes sold of 10.6% (exclusive of MSC tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $37.0 million, or 28.9%, from $127.9 million for the year ended December 31, 2005 to $164.9 million for the year ended December 31, 2006. Of the increase, $7.0 million was due to the addition of MSC which was acquired on May 31, 2006. Increases in selling, general and administrative costs were primarily related to annual monitoring fees of $5.0 million paid to Platinum subsequent to the acquisition of PNA on May 9, 2006 pursuant to a corporate advisory services agreement, transaction bonuses paid to management in 2006 of $3.9 million and an increase in employee incentives paid at Infra-Metals of $10.5 million. The remainder of the increase of approximately $10.6 million was less than the proportionate increase in tons shipped over the period which is representative of the relatively fixed nature of certain operating expenses, particularly administrative costs.

Amortization and depreciation. Amortization of intangibles for the year ended December 31, 2006 is related to the acquisitions of PNA and MSC, both completed in May 2006. The decrease in depreciation is related primarily to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2006 compared to 2005. This decrease was partially offset by additional depreciation expense of $0.3 million from the acquisition of MSC in May 2006.

Interest expense. Interest expense increased from $5.5 million for the year ended December 31, 2005 to $24.0 million for the year ended December 31, 2006 due to (a) additional borrowings under PNA’s senior secured credit facilities, which increased from $58.6 million at December 31, 2005 to $164.3 million at December 31, 2006, (b) the $250.0 million unsecured Senior Notes and (c) $49.9 million in mortgage loans at Travel Main. The increase in borrowings under the various lending arrangements is principally related to the financing of the acquisitions of PNA and MSC in May 2006.

Income tax expense. Income tax expense increased from $21.8 million for the year ended December 31, 2005 to $34.8 million for the year ended December 31, 2006. Income tax expense represented 37.9% and 37.1% of income before income tax expense for the years ended December 31, 2005 and 2006, respectively. The decrease in income tax expense as a percentage of income before income tax expense is primarily due to the acquisition of MSC, the profits of which are not subject to state tax, thereby reducing the average tax rate compared to the prior year.

Results by Segment—Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate Segment for the years ended December 31, 2005 and 2006 (Combined) (in thousands).

	Predecessor Year Ended December 31, 2005	% of Net Sales	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales
Net sales	$728,680		$1,079,414
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	592,551	81.3%	856,701	79.4%
Processing, distribution and S,G&A costs	76,412	10.5%	106,622	9.9%
Depreciation and amortization	3,910	0.5%	7,200	0.7%

Total operating costs and expenses	672,873	92.3%	970,523	89.9%

Operating income	$55,807	7.7%	$108,891	10.1%

Tons sold	908		1,220
Tons tolled	—		—

Tons shipped	908		1,220

Net sales. Net sales increased $350.7 million, or 48.1%, from $728.7 million for the year ended December 31, 2005 to $1,079.4 million for the year ended December 31, 2006. Of the increase, $102.1 million related to the addition of sales in 2006 of MSC, which was acquired on May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices per ton of 10.1% and an increase in volumes sold of 21.8% (exclusive of MSC tons sold).

Cost of materials sold. Cost of materials sold increased $264.1 million, or 44.6%, from $592.6 million for the year ended December 31, 2005 to $856.7 million for the year ended December 31, 2006. Of the increase, $77.6 million related to additional cost of materials sold in 2006 of MSC, which was acquired on May 31, 2006. The remainder of the increase was primarily due to a 7.8% increase in average cost per ton of steel purchased and an increase in volumes sold of 21.8% (exclusive of MSC tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $30.2 million, or 39.5%, from $76.4 million for the year ended December 31, 2005 to $106.6 million for the year ended December 31, 2006. Of the increase, $7.0 million was due to the addition of MSC, which was acquired on May 31, 2006. In addition, selling, general and administrative expenses increased primarily due to annual monitoring fees of $3.0 million (allocation based on 2005 net sales, out of an aggregate fee of $5.0 million) paid to Platinum subsequent to the acquisition of PNA on May 9, 2006 pursuant to a corporate advisory services agreement, and an increase in employee incentives paid at Infra-Metals of $10.5 million. The remainder of the increase was due to increases in processing and distribution costs resulting from increases in tons of product shipped.

Amortization and depreciation. Amortization of intangibles for the year ended December 31, 2006 is related to the acquisitions of PNA and MSC, both completed in May 2006, which totaled $4.0 million for the period. There was no amortization expense for the year ended December 31, 2005. Depreciation decreased primarily due to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2006 compared to 2005. This decrease was partially offset by additional depreciation expense of $0.3 million from the acquisition of MSC on May 31, 2006.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled Segment for the years ended December 31, 2005 and 2006 (Combined) (in thousands).

	Predecessor Year Ended December 31, 2005	% of Net Sales	Combined Predecessor / Successor Non-GAAP Year Ended December 31, 2006	% of Net Sales
Net sales	$521,609		$481,977
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	457,467	87.7%	409,182	84.9%
Processing, distribution and S,G&A costs	48,866	9.4%	49,966	10.4%
Depreciation and amortization	5,542	1.1%	3,727	0.8%

Total operating costs and expenses	511,875	98.1%	462,875	96.0%

Operating income	$9,734	1.9%	$19,102	4.0%

Tons sold	645		613
Tons tolled	691		750

Tons shipped	1,336		1,363

Net sales. Net sales including tolling income decreased $39.6 million, or 7.6%, from $521.6 million for the year ended December 31, 2005 to $482.0 million for the year ended December 31, 2006. The decrease was primarily related to a 5.1% decline in volumes sold combined with a 3.4% decline in average realized prices per ton, which were partially offset by an 8.5% increase in tolled volumes.

Cost of materials sold. Cost of materials sold decreased $48.3 million, or 10.6%, from $457.5 million for the year ended December 31, 2005 to $409.2 million for the year ended December 31, 2006. The decrease was primarily related to a 5.7% decline in the average cost per ton of steel purchased combined with a 5.1% decline in volumes sold.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $1.1 million, or 2.3%, from $48.9 million for the year ended December 31, 2005 to $50.0 million for the year ended December 31, 2006. The increase is primarily due to annual monitoring fees of $2.0 million (allocation based on 2005 net sales, out of an aggregate fee of $5.0 million) paid to Platinum pursuant to the corporate advisory services agreement which were offset by a decrease in pension related costs of $1.4 million principally related to curtailment of the Feralloy plans.

Amortization and depreciation. Depreciation decreased primarily due to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2006 compared to 2005.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees, travel and entertaining and depreciation and amortization.

Corporate expenses rose by $6.0 million, or 231%, from $2.6 million for the year ended December 31, 2005 to $8.6 million for the year ended December 31, 2006. This was due to transaction bonuses of $3.9 million, increase in audit and other professional fees of $1.3 million and consultancy fees of $0.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under PNA’s revolving credit facility and our cash flow from operations. Under the terms of PNA’s revolving credit facility, we may borrow up to an amount equal to 65% of eligible inventory, limited to $230 million, plus 85% of eligible accounts receivable. As of December 31, 2007, PNA had approximately $4.9 million of cash on hand and approximately $147.4 million available under the revolving credit facility. The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods from January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007 included elsewhere in this Report. See also Item 6. “Selected Historical Consolidated Financial Data” and our consolidated financial statements and notes thereto.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our margins and our working capital (which consists primarily of accounts receivable and inventory) tend to increase. Conversely, when metal prices fall, our margins and working capital tend to decrease. Our working capital (current assets less current liabilities) increased from $425.8 million at December 31, 2006 to $433.4 million at December 31, 2007 primarily due to an increase in cash balances of $12.3 million, a decrease in accounts payable of $5.4 million and a decrease in income taxes payable of $8.3 million which contributed to the increase in working capital offset by a decrease in inventory of $18.5 million. The increase in cash balances resulted from efforts on the part of the Company to manage its other working capital components and its borrowings on PNA’s revolving credit facility to ensure funds are available for the PNA Intermediate parent company debt service. The decrease in income taxes payable is primarily due to reduction in pre-tax income at the PNA Intermediate level in 2007 due to the issuance in February 2007 of the Floating Rate Notes. The decreases in inventory and accounts payable were primarily to a decrease in sales, and consequently purchases, in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Inventory levels also decreased due to continued efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. Our working capital increased from $247.1 million at December 31, 2005 to $425.8 million at December 31, 2006 primarily due to the increase in inventory of $165.4 million and the acquisition of working capital at MSC of $34.3 million.

Changes in steel prices also affect our liquidity because of the time difference between our payment for raw materials and collection of cash from our customers. We tend to pay for replacement materials (which are more expensive when steel prices are rising) over a shorter period than the time it typically takes to collect our accounts receivable after the sale of our products. As a result, when metal prices are rising, we tend to draw more on PNA’s revolving credit facility to cover the cash flow cycle from material purchase to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities as we did at the end of 2004. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access PNA’s revolving credit facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented by the cash available under PNA’s revolving credit facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment.

In 2007, PNA expended over $14 million on capital improvements and maintenance of existing facilities. In addition, we have recently implemented several expansion projects to increase capacity at certain of our facilities and we are in the planning phase of additional projects. The Company presently has budgeted for capital improvements and maintenance projects including the building of two new facilities, one each by Infra-Metals and MSC, and expanding capacity at certain of its existing facilities. The total budgeted cost of these projects is approximately $40 million which is expected to be expended largely in 2008 though a portion of this amount may be expended in 2009. The capital expenditures are expected to be financed through advances under PNA’s revolving credit facility except for approximately $10.5 million in financing anticipated to be provided under a state sponsored loan and bond issue for the budgeted Infra-Metals facility. We currently anticipate that the planned new facilities that are to be completed in 2008 will be in full operation in 2009. During the year ended 2006, we built a new blast paint facility in Morgan City, Louisiana that has given us access to the Gulf Coast shipbuilding industry. We have added a recoiler at the Portland, Oregon facility of one of our joint ventures which will enable us to participate in the 1,300 mile “Rockies Express” natural gas pipeline project. In addition, we are in the beginning phase of four additional expansion projects that are expected to increase our capacity beginning in 2008. We are confident that we will be able to finance such expansion projects in the future from operating cash flows, and if necessary, we expect to have borrowing capacity under PNA’s revolving credit agreement or to obtain other financing as needed to implement future planned projects.

During the year ended December 31, 2007, net cash provided by operating activities was $46.7 million. Net income for the year ended December 31, 2007 was $14.7 million and non-cash charges for depreciation and amortization of $11.6 million. Therefore, the difference between net income plus non-cash charges and net cash provided by operations for the year ended December 31, 2007 was $ 20.4 million, which primarily related to cash provided of $24.4 million as a result of a decrease in inventory due to a decrease in sales in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 as well as continued efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand.

During the periods from January 1, 2006 to May 9, 2006 and from May 10, 2006 to December 31, 2006, net cash used in operating activities was $23.1 million and $55.6 million, respectively, which, combined, total $78.7 million net cash used in operations for the year ended December 31, 2006. Net income for the year ended December 31, 2006 (Combined) totaled $59.0 million. Therefore, the difference between net income and net cash used in operations for the year ended December 31, 2006 (Combined) was $137.7 million, which primarily related to cash used for increases in inventory of $165.4 due to a somewhat overstocked inventory position level at the end of 2006 caused by extended lead times from steel mills, growth of the Company’s operations in 2006 and increases in the market prices of steel over prior years. Also contributing to net cash used in operations were increases in other working capital asset accounts of $24.9 million partially offset by increases in working capital liability accounts of $40.3 million. During the fiscal year ended December 31, 2005, net cash provided by operating activities was $153.1 million, primarily due to a reduction of the quantity of steel held in inventory as we moved from an overstocked position at the end of 2004 to a normal level by December 2005 due to growth of our operations.

Net cash used in investing activities was $73.9 million for the year ended December 31, 2007 related primarily to the acquisition of Precision Flamecutting for $53.9 million, capital expenditures of $14.8 million and the payment of deferred consideration payable to the former owner of MSC of $5.3 million.

Net cash used in investing activities was $2.5 million for the period from January 1, 2006 to May 9, 2006 and $316.7 million for the period from May 10, 2006 to December 31, 2006. Of the $316.7 million net cash used in investing activities during the period from May 10, 2006 to December 31, 2006, $53.7 million was related to the acquisition of MSC and $261.6 million to the acquisition of PNA, $4.6 million was received from the sale of our Cleveland facility in July 2006 and $4.9 million related to capital expenditures incurred during the period. Net cash used in investing activities was $4.5 million for the fiscal year ended December 31, 2005 primarily related to purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $39.4 million for the year ended December 31, 2007 primarily related to net proceeds of the Floating Rate Notes in February 2007 of $167.0 million and net borrowings under the revolving credit facility of $49.0 million partially offset by the payment of dividends to PNA’s parent of $167.2 million, financing costs incurred of $6.2 million and dividends paid to minority interest holders of $2.4 million.

Net cash provided by financing activities was $24.8 million for the period from January 1, 2006 to May 9, 2006, primarily from term loan proceeds. Net cash received from financing activities was $374.0 million for the period from May 10, 2006 to December 31, 2006, primarily from the proceeds of the Senior Notes (see below), net proceeds of PNA’s revolving credit facility under PNA’s senior secured credit facilities (see below), the mortgages on our real estate properties and the proceeds from the purchase of common stock from the Platinum Acquisition.

Net cash used in financing activities was $149.1 million for the year ended December 31, 2005 primarily related to repayment of the revolver and term loans under PNA’s senior secured credit facility.

As of December 31, 2007, (i) the aggregate principal amount outstanding under PNA’s revolving credit facility is $213.4 million, (ii) the aggregate principal amount of Senior Notes outstanding is $250 million and (iii) the aggregate principal amount at maturity of the Floating Rate Notes outstanding is $170 million.

Floating Rate Notes. On February 12, 2007, we issued $170.0 million aggregate principal amount of our Senior Floating Rate Toggle Notes due 2013, or the Floating Rate Notes. The Floating Rate Notes were offered for sale to the initial purchasers at 98.25% of their principal amount plus accrued interest from and including the date of issuance.

Cash interest on the Floating Rate Notes accrues at a rate per annum, reset quarterly, equal to three-month LIBOR plus the Spread (as defined below), and paid-in-kind, or PIK, interest, if any, will accrue at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.75% plus the Spread. The Spread is 7.00% plus (1) 0.50% for each interest period commencing on or after the earlier of either the date that is 90 days following the consummation of a specified equity offering by us or any of our direct or indirect parent companies and the first anniversary of the date of issuance of the Floating Rate Notes and (2) an additional 0.50% on or after the first anniversary of the date that is 90 days following the consummation of any such specified equity offering or the second anniversary of the date of issuance of the Floating Rate Notes, as applicable. The initial interest payment on the Floating Rate Notes is payable in cash. For any interest period thereafter, PNA Intermediate may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the outstanding Floating Rate Notes or by issuing additional PIK, notes. If PNA Intermediate elects to pay PIK interest, it will increase the principal amount of the Floating Rate Notes or issue new Floating Rate Notes in an amount equal to the amount of PIK interest for the applicable interest payment period to holders of the Floating Rate Notes on the relevant record date. The Floating Rate Notes will mature on February 15, 2013.

The Floating Rate Notes are not guaranteed by PNAG Holding, PNA or their subsidiaries, and are unsecured and rank equally in right of payment with all of our senior debt and senior in right of payment to all of our subordinated debt. The Floating Rate Notes will be effectively junior to any of our secured debt to the extent of the collateral securing such debt.

The indenture governing the Floating Rate Notes contains restrictions on dividends payable by PNA Intermediate to PNAG Holding. These restrictions are based on our consolidated net income and other factors, although PNA Intermediate may pay dividends not in excess of $7.5 million in the aggregate that are not subject to such restrictions.

The net proceeds of the Floating Rate Notes were used by us to pay a cash dividend of approximately $162.5 million to PNAG Holding on February 12, 2007, and on that date PNAG Holding paid a dividend of $70.0 million to its stockholders. We incurred $4.5 million in closing fees and expenses in connection with the offering and the Floating Rate Notes were offered at a discount of $3.0 million, both of which have been capitalized and are being amortized to interest expense over the life of the Floating Rate Notes. On May 14, 2007, the Company paid a cash dividend to Platinum of $96.8 million, of which $92.5 million related to the remaining proceeds of the Floating Rate Notes.

The Floating Rate Notes include registration rights under a registration rights agreement whereby in the event PNA Intermediate does not meet certain timetables for registering the Floating Rate Notes with the SEC, PNA Intermediate will be required to pay additional interest in certain circumstances. The registration rights agreement relating to the Floating Rate Notes requires that an initial registration statement be filed with the SEC within 270 days of issuance of the Floating Rate Notes, and the registration statement must become effective within 390 days of issuance. PNA Intermediate filed a registration statement on Form S-4 with the SEC to register the Floating Rate Notes. The SEC declared the registration statement effective on February 7, 2008.

Senior Notes. On August 15, 2006, PNA issued $250 million aggregate principal amount of its 10 3/4% Senior Notes due 2016 (the “Senior Notes” or “PNA Offering”). Interest on the Senior Notes accrues at a rate of 10 3/4% per year, payable semi-annually in cash in arrears on March 1 and September 1 of each year, commencing March 1, 2007. The Senior Notes will mature on September 1, 2016. Each of PNA’s existing domestic subsidiaries that guarantee obligations under its senior secured credit facilities will jointly, severally and unconditionally guarantee the Senior Notes on a senior unsecured basis. If PNA creates or acquires a new domestic subsidiary, then that subsidiary will guarantee the Senior Notes on a senior unsecured basis to the extent such subsidiary guarantees any other debt of PNA, unless PNA designates the subsidiary as an “unrestricted subsidiary” under the indenture governing the Senior Notes. The Senior Notes are unsecured and rank equally in right of payment with all of PNA’s senior debt and senior in right of payment to all of PNA’s subordinated debt. The guarantees of the Senior Notes rank equally in right of payment with the guarantors’ existing and future senior obligations and senior in right of payment to their existing and future subordinated obligations. The Senior Notes and guarantees will be effectively junior to any of PNA’s or the guarantors’ secured debt, as applicable, to the extent of the collateral securing such debt.

The indenture governing the Senior Notes contains restrictions on dividends payable by PNA to us. These restrictions are based on our consolidated net income and other factors, although PNA may pay dividends not in excess of $15 million in the aggregate that are not subject to such restrictions. The restriction on payment of dividends by PNA to us results in a restriction on our retained earnings. As of December 31, 2007, $15 million of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends. These amounts do not include approximately $10.6 million in cash available at December 31, 2007 at PNA Intermediate available to pay Floating Rate Note interest.

The Senior Notes include registration rights under a registration rights agreement whereby in the event PNA did not meet certain timetables for registering the Senior Notes with the SEC, PNA would have been required to pay additional interest in certain circumstances. The registration rights agreement relating to the Senior Notes requires that an initial registration statement be filed with the SEC within 270 days of issuance of the Senior Notes, and the registration statement must become effective within 390 days of issuance. PNA filed the initial registration statement on Form S-4 with the SEC on May 14, 2007, the SEC declared the registration statement effective August 9, 2007.

Approximately $82.5 million of the net proceeds of the PNA Offering were used to permanently repay outstanding term loans under PNA’s senior secured credit facility. In addition, approximately $143.8 million of the net proceeds from the PNA Offering were used to reduce the outstanding balance under PNA’s revolving credit facility. The balance of the net proceeds from the PNA Offering were used to make a return of capital of approximately $16.1 million to PNAG Holding and to pay transaction costs and expenses. PNA incurred $7.6 million in closing fees and expenses in connection with the PNA Offering, which have been capitalized and included in “Deferred financing costs, net” in our balance sheet. These costs are being amortized over the life of the Senior Notes, using the effective interest method.

Senior Secured Credit Facilities. In connection with the Platinum Acquisition, on May 9, 2006 PNA amended and restated its senior secured credit agreement. PNA’s senior secured credit facilities provide for senior secured financing of up to approximately $460 million, of which $375 million was the revolving credit facility and $85 million was a term loan facility that was permanently repaid with the proceeds of the PNA Offering.

As of December 31, 2007, $213.4 million was outstanding under the revolving credit facility. Approximately $290.7 million of the proceeds from the senior secured credit facilities were used to pay acquisition consideration and to refinance existing indebtedness in connection with the Platinum Acquisition. Approximately $38.0 million of the proceeds from the senior secured credit facility were used to pay acquisition consideration in connection with the MSC Acquisition. Proceeds of the PNA Offering were used to repay in full the term loans and $143.8 million of the revolving loan facility under PNA’s senior secured credit facilities. The acquisition of Precision Flamecutting in December 2007 by PNA was financed through additional borrowings under PNA’s revolving credit facility of $54.4 million.

Under the revolving credit facility terms in place as of December 31, 2007, we were able to borrow up to $375 million based on a borrowing capacity calculation equal to 65% of eligible inventory plus 85% of eligible accounts receivable, and whereas the inventory portion of our capacity calculation was limited to $230 million. On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375 million to $425 million and to increase the borrowing limit on inventory from $230 million to $260 million. Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and approval to incur other indebtedness in specific circumstances.

Indebtedness under PNA’s senior secured credit facilities is guaranteed by PNAG Holding, PNA Intermediate and by our current and future subsidiaries (with certain agreed exceptions) that are not borrowers thereunder, and is secured by a first priority security interest in substantially all of our and our current and future subsidiaries’ existing and future property and assets (subject to certain agreed exceptions), including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property and other personal property, owned cash and cash proceeds of the foregoing, real estate and first priority pledge of our capital stock, of the guarantor subsidiaries and 66% of the stock of our foreign subsidiaries.

The interest rate per annum applicable to revolver loans made or outstanding as base rate loans is equal to the base rate in effect, and the interest rate per annum applicable to revolver loans made or outstanding as LIBOR loans is equal to the relevant adjusted LIBOR rate for the applicable interest period selected by PNA, in each case plus an applicable margin percentage. Under the terms of the new amendment entered into March 2008, the applicable margin percentage fluctuates on a scale based on a calculation of the fixed charge coverage ratio. There are no principal payments required under the revolving credit facility until May 2011, the maturity date thereof.

PNA’s senior secured credit facility requires PNA to comply with a consolidated fixed charge coverage test if a “trigger event” occurs. A trigger event occurs when average availability under the revolving credit facility during a consecutive 5 business day period is less than $35 million, or availability is less than $30 million at the close of business on any business day. Under the consolidated fixed charge coverage test, the consolidated fixed charge coverage ratio equals (x) “consolidated EBITDA” for the applicable period minus unfinanced capital expenditures for such period minus cash income taxes paid minus distributions over (y) (without duplication) “consolidated fixed charges” for such period. Consolidated EBITDA means, for any fiscal period of the Company, on a consolidated basis (without duplication), an amount equal to the sum for such fiscal period of (i) consolidated adjusted net earnings, plus (ii) provision for taxes based on or determined by reference to income, plus (iii) consolidated interest expense, plus (iv) depreciation, amortization and other non-cash charges. Consolidated fixed charges means, on a consolidated basis, the sum of PNA’s (i) cash interest expense in respect of its funded debt (including with respect to the Preussag Seller Note but excluding interest with respect to the Preussag Seller Note that has been paid through a distribution), plus (ii) scheduled payments of principal on the Company’s funded debt, paid during such period (excluding the revolver loans and excluding payments on the Preussag Seller Note that have been paid through a distribution) plus (iii) to the extent not covered in the foregoing clause (ii), principal payments made during such period on subordinated debt (excluding payments on the Preussag Seller Note that have been paid through a distribution).

On the first business day of each month we are required to pay a commitment fee based on the amount of any unused commitments under the revolving loan facility.

In addition, our PNA’s senior secured facility also includes certain customary negative covenants, such as restrictions on our ability and the ability of our subsidiaries ton incur additional indebtedness or liens, pay dividends (only to the extent that availability under the revolver is less than $40 million), make certain investments, engage in business combinations, sell assets or transact with affiliates. The Senior Notes contain similar negative covenants to those contained in our senior secured credit facility.

Our payment obligations under our indebtedness and the restrictive covenants contained in the documents governing such indebtedness may (i) limit our ability to use our cash flow, or obtain additional financing, for future working capital, capital expenditures, acquisitions or other general corporate purposes and (ii) require us to use a substantial portion of our cash flow from operations to make debt service payments.

We believe that our cash flow from operations, together with borrowings under PNA’s revolving credit facility, will enable us to meet our liquidity requirements for at least the next twelve months.

Related Parties

Real Estate Transfer

On August 10, 2006, we completed the first phase of the Real Estate Transfer pursuant to which we transferred 18 of our real estate assets to the Travel Main Subsidiaries. In connection with the Real Estate Transfer, we entered into 15-year lease arrangements that provide for our continued use of the properties in our operations. Subsequently, we completed the second phase of the Real Estate Transfer, pursuant to which the membership interests of the Travel Main Subsidiaries and the related lease arrangements were transferred to PNAG Holding by means of a dividend. PNAG Holding then contributed the membership interests of the Travel Main Subsidiaries to Travel Main as a capital contribution. The book value of the real estate and associated deferred tax was approximately $35 million at the time of such transfers. The aggregate annual base rent under the leases is approximately $6.3 million, and is based on the fair market value of the individual leased premises.

On September 27, 2006, 17 real estate properties held by the Travel Main Subsidiaries were mortgaged with Bank of America, N.A. for amounts approximately equal to 75% of their appraised value. On November 2, 2006, the 18th real estate property was similarly mortgaged with Bank of America, N.A. The mortgages are for 10 year periods, with the promissory notes evidencing the indebtedness thereunder maturing on October 1, 2016, with a fixed interest rate of 6.403% per year. The proceeds of $47.5 million net of expenses were transferred from the Travel Main Subsidiaries to Travel Main and then to PNAG Holding, each case by way of dividend. Neither PNAG Holding, PNA Intermediate, PNA nor Travel Main is a party to or a guarantor of these mortgages.

Simultaneously with the consummation of the contemplated initial public offering of PNAG Holding’s common stock, the stock (with a fair market value of approximately $21.7 million) of Travel Main will be transferred to PNAG Holding’s newly created parent LLC (to be wholly owned by Platinum) by way of a dividend. The transaction is expected to be a taxable event resulting in a liability totaling approximately $7.9 million that will be paid in cash by us.

Each of the Travel Main Subsidiaries is a party to separate management agreements, or the Management Agreements, with PNAG Holding with respect to each individual property owned by such Travel Main Subsidiaries. Under the terms of the Management Agreements, PNAG Holding provides day-to-day management of all operating financial accounts relating to each facility owned by the Travel Main Subsidiaries. PNAG Holding is also responsible for the leasing of space at such facilities. As compensation for PNAG Holding’s management services, the Travel Main Subsidiaries pay PNAG Holding an amount equal to 4% of all income derived from the ownership and operation of the facilities. The Management Agreements each have a term of 15 years, commencing on August 10, 2006 and terminating on August 9, 2021, and are terminable by either party upon 30 days’ notice.

Dividends and Transactions with Platinum

Dividends paid to Preussag North America, Inc. totaled $2.0 million during the period from January 1, 2006 to May 9, 2006. In May 2006, PNAG Holding made a capital contribution to PNA of $54.2 million which was used to finance the purchase of MSC. Dividends paid to PNAG Holding during the period from May 9, 2006 to December 31, 2006 consisted of the non-cash real estate transfer valued at $34.5 million and cash dividends of $61.3 million, of which $54.2 million represented the return of capital received at the time of the acquisition of MSC.

Cash dividends paid by PNA to its parent during the year ended December 31, 2007 totaled $30.0 million.

During the year ended December 31, 2007, PNA recorded $0.4 million as a distribution of the future tax benefit associated with the state income taxes currently payable by PNA due to the step up in basis for tax purposes related to the transfer of the Travel Main properties (see Real Estate Transfer above). PNA Intermediate recorded the receipt of the future benefit and recorded a distribution to PNAG Holding. Similarly, the Travel Main subsidiaries recorded the contribution to capital from PNAG Holding of a deferred tax asset of $0.2 million during the year ended December 31, 2007 associated with the step up in basis.

The Company pays Platinum an annual monitoring fee of $5.0 million pursuant to a corporate advisory services agreement.

On October 19, 2007, Platinum, through certain affiliates, completed the purchase of Ryerson, Inc., one of the largest metals service center companies operating in the United States and Canada. Net sales to and purchases from Ryerson, Inc. totaled $3.1 million and $0.3 million, respectively, during the year ended December 31, 2007.

Participation Plan

Effective May 17, 2007, PNAG Holding adopted a Participation Plan for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of PNAG Holding’s common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of PNAG Holding’s stock owned by Platinum or its affiliates or (3) the payment of cash dividends by PNAG Holding to Platinum (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over three years. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires on December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

Retirement Benefits and Compensation Plans

We have two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan, which together we refer to as the Plans. Of the noncontributory, defined benefit pension plans, one covers substantially all Feralloy nonunion employees who have attained age 21 and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy also has a nonqualified, unfunded retirement plan, which we refer to as the SERP, to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan, and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze the benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents.

As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a curtailment gain of $2.2 million in the fourth quarter of fiscal year 2006 related to freezing benefits of our Non-Union Pension Plan and $0.7 million during the year ended December 31, 2007 related to freezing benefits of our SERP.

Projected future benefit obligations of the Company’s pension plans are in excess of the current fair value of the plans’ assets. The underfunded status of the plans of $3.3 million at December 31, 2007 is recorded as a liability on our Consolidated Balance Sheet. The underfunded status of the plans was recorded in connection with the purchase price allocation performed as of May 10, 2007 upon the purchase of PNA as opposed to being recorded as a result of implementation of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) (See Note 10, Retirement Benefits and Compensation Plans to our consolidated financial statements appearing elsewhere in this Report for information related to implementation of SFAS 158). The plans were frozen as of December 31, 2006 and no more benefits accrued under the plans thereafter, and the plans’ benefit obligations are expected to be paid over a period of time as employees vested under the plan retire in the future. As such, we have elected not to fund the shortage immediately and expect to be able to provide sufficient funding in the future for the plans to meet all obligations.

We have implemented a management incentive plan in the form of a Participation Plan. See “—Related Parties” above

Commitments, Contingencies and Contractual Obligations

During the third quarter of fiscal year 2007, we determined that the quality of certain material received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers as well as the corresponding amount owed by the Company to these traders. The Company believes it has adequately provided for all amounts owed related to this material.

The Company has recorded a valuation adjustment of $0.7 million related to the value of such inventory on hand as of December 31, 2007 representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this adjustment may be required.

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes there may be limited ability of the Company to ultimately recover from the foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we also evaluated the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

In addition, we are involved in several legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding or claim will not have a material adverse effect on the consolidated financial position or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

We had purchase commitments of approximately $253.6 million for inventory at December 31, 2007. These commitments were made to assure the company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment, automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

As of December 31, 2007, PNA Intermediate’s future contractual obligations include the following (in millions):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$679.7	$0.8	$1.9	$215.5	$461.5
Interest expense	434.6	66.1	132.0	109.0	127.5
Long-term lease obligations	17.2	4.0	5.0	2.2	6.0
Purchase obligations	253.6	253.6	—	—	—

	$1,385.1	$324.5	$138.9	$326.7	$595.0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The application of this Statement relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion and clarifies that the exchange price is the price in an orderly transaction between market participants. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The adoption of SFAS 157 is not expected to materially impact the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company is in the process of evaluating what, if any, effect adoption of SFAS 159 may have on its financial statements when SFAS 159 is adopted effective January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) which replaces FAS No.141, Business Combination. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The provisions of FAS 141R will only impact the Company if it is a party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160)”). FAS

160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is currently in the process of evaluating what, if any, impact FAS 160 will have on its financial condition, results of operation and cash flows.

Seasonality

We sometimes experience a minor reduction in our business during the winter months because of inclement weather conditions, which have an effect on the non-residential construction industry and on our ability to deliver steel to customers. In addition we are impacted in the fiscal fourth quarter due to somewhat reduced demand due to holiday closures of various customers and fewer number of shipping days during the period compared to other fiscal quarters because of the number of holidays.

Inflation Risk

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations. However, as described above, increases in the price of steel can negatively affect cash flow in our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

During the past several years, the base price of carbon steel has fluctuated significantly. Declining prices could reduce our operating income levels which are lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers could cause competitive pressures which could also compress operating income. Steel prices began increasing at the end of the third quarter of 2005 and remained relatively level during the fourth quarter of 2005 and the first quarter of 2006. Steel prices began increasing during the second quarter of 2006. While we have been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers during 2008 and beyond. This is evidenced by the fact that in the second half of 2007 we noted a period of rising prices charged by suppliers to distributors that were not able to be passed along to our customers due to increased availability in many of our product lines. The possibility also exists that steel prices may decrease at some point during 2008 which could result in lower sales, gross margin and income.

Interest Rate Risk

We are exposed to the impact of interest rate changes and fluctuating steel prices. In September 2003 PNA entered into an interest rate swap agreement with its secured lender for a notional $75 million derivative that swapped the floating LIBOR rate on its senior secured credit facilities with a fixed rate. This interest rate swap agreement expired in September 2006 and was replaced with a three year fixed to floating rate notional $50 million derivative. The fair market value of the interest rate swap is the estimated amount that PNA would receive or pay to terminate the swap agreements at any point in time. We entered into three additional interest rate swap agreements for a total of $50 million in June 2006 for a 3 year period commencing October 1, 2006 with Bank of America, N.A., Wachovia Bank, N.A. and LaSalle Bank, N.A. These agreements also reduce the impact of changes in interest rates on our floating rate debt. We have not entered into any steel commodity hedge transactions for speculative purposes or otherwise. See our consolidated financial statements and notes thereto.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our consolidated financial statements included herein and listed in Item 15(a) in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of December 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Act of 1934, as amended. Based upon that evaluation, our management including our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file with the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment of internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm on internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there has been no change in the Company’s internal control over financial reporting that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

Below is a list of the names and ages of our directors and executive officers as of December 31, 2007, and a brief account of the business experiences of each of them.

Name	Age	Position
Maurice S. Nelson, Jr.	70	Chief Executive Officer and President
William S. Johnson	50	Chief Financial Officer
Michael L. Smit	42	Vice President and General Counsel
Mark Haight	48	Co-President, Infra-Metals Co., Northern Region
John E. Lusdyk	53	Co-President, Infra-Metals Co., Southern Region
Robert A. Embry	63	President, Delta Steel, L.P.
Roger B. Sippey	65	President, Feralloy Corporation
Andrew L. Diamond	58	President, Metals Supply Company, Ltd.
Tom Gores	42	Chairman of the Board of Directors
Eva M. Kalawski	52	Director
Robert J. Wentworth	52	Director
Jacob Kotzubei	38	Director

Maurice S. Nelson, Jr. commenced his term of employment as Chief Executive Officer and President of PNA on February 1, 2007. Previously, Mr. Nelson served for nine years as President, Chief Executive Officer, Chief Operating Officer and Director of Earle M. Jorgensen Company, or Jorgensen, a large distributor of metal products in North America. Before joining Jorgensen, he was President and Chief Executive Officer of Inland Steel Company, or Inland, for a period of five years. Prior to his tenure at Inland, he was President of the Aerospace and Commercial Division of the Aluminum Company of America for four years. Mr. Nelson has a Bachelor in Science Degree in Engineering from the Georgia Institute of Technology and a Masters Degree in Industrial Engineering from the University of Tennessee. He also holds an honorary Doctorate Degree from Marycrest College.

William S. Johnson became our Chief Financial Officer effective January 31, 2008, upon the retirement of our former Chief Financial Officer, Christopher J. Moreton. Previously, Mr. Johnson was serving as Senior Vice President, Finance of PNA since April 9, 2007. Prior to that, Mr. Johnson served for eight years as Vice President, Chief Financial Officer and Secretary of Jorgensen. Prior to that, he was the Controller of Jorgensen for four years and was Assistant Controller for one year. Prior to his tenure with Jorgensen, Mr. Johnson held various financial and accounting management positions with several distribution-related companies, both public and private. Mr. Johnson is a certified public accountant and began his career as an auditor with Ernst & Ernst, a predecessor of Ernst & Young LLP. Mr. Johnson has a Bachelor’s Degree in Business (Accounting) from Indiana University and a Masters of Business Administration (Finance) from Mercer University. He also attended the executive management program at the Tuck School of Business at Dartmouth College.

Michael L. Smit joined the TUI Group in September 1993 and was appointed General Counsel and Secretary of PNA in July 1997. Prior to joining the TUI Group, Mr. Smit worked as a structural engineer with The Wilson T. Ballard Company. Mr. Smit has a Bachelor’s Degree in Engineering from Virginia Polytechnic Institute and a Juris Doctor from The George Washington University. He is a licensed member of the Virginia and Georgia bars.

Mark Haight has been responsible for the commercial management of the Northern Region of Infra-Metals since joining PNA in March 1990. Prior to that, he was a Vice President at Amsteel International for 5 years. Mr. Haight has a Bachelor’s Degree in Marketing and Management from Ohio Northern University in Ada, Ohio. Mark was appointed Co-President of the Northern Region of Infra-Metals in 2004.

John E. Lusdyk has been Co-President of the Southern Region of Infra-Metals since joining PNA in October 1991. Mr. Lusdyk was previously the President of Alexandria Steel Company, an east coast-based structural steel service center group, for 15 years. Mr. Lusdyk has a Bachelor’s Degree in Business Administration from Stetson University in Deland, Florida.

Robert A. Embry has served as President of Delta Steel since December 1991. Mr. Embry joined Delta Steel from Bethlehem Steel where he worked for 20 years as the Regional Sales Manager for the Mid-West Region. He has a Bachelor’s Degree in English from Belmont Abbey College in North Carolina. He also attended executive management programs at the Kellogg Business School at Northwestern University and the Fuqua School of Business at Duke University.

Roger B. Sippey joined Feralloy in 1968, and has served as its President since the retirement of Feralloy’s previous President, Frank M. Walker, in August 2007. Prior to joining Feralloy, Mr. Sippey was employed by the Wheeling Steel Corporation. Mr. Sippey has spent the previous 39 years serving Feralloy in various positions, including Sales Manager at Feralloy’s Eastern and Midwestern Divisions; General Manager of Feralloy’s St. Louis, Western and Eastern Divisions; President of Feralloy North American Steel; Vice President of Strategic Planning and Executive Vice President. Mr. Sippey received a bachelor’s Degree in Economics from Muskingum College and graduated from the Executive Management Program at the Wharton School of Business.

Andrew L. Diamond has been with MSC for 13 years, during which time he has served as President. Mr. Diamond has worked in the steel industry for over 33 years. After a brief time practicing law, he moved into the steel business in the Texas, Oklahoma and Florida markets. From 1973 to 1982, Mr. Diamond worked at Diamond Iron & Metal Co., Inc. in sales, purchasing and operations. From 1982 to 1993, Mr. Diamond was self-employed, brokering steel, pipe and equipment. Mr. Diamond is a graduate of Tulane University and holds a Juris Doctor from the University of Houston.

Tom Gores has served as a director and Chairman of PNA Intermediate since January 2007. Mr. Gores is the Founder, Chairman, and Chief Executive Officer of Platinum. He serves or has served as an officer and/or director of a number of Platinum’s portfolio companies. Prior to establishing Platinum in 1995, Mr. Gores was an active investor in startup companies. Mr. Gores is involved in philanthropic activities as a member of the board of directors at both St. Joseph’s Hospital and UCLA Medical Center. Mr. Gores holds a Bachelor’s Degree from Michigan State University.

Eva M. Kalawski has served as a director of PNA Intermediate since January 2007. Ms. Kalawski joined Platinum in 1997, is a Partner and serves as the firm’s General Counsel and Secretary. Ms. Kalawski serves or has served as an officer and/or director of many of Platinum’s portfolio companies. Prior to joining Platinum in 1997, Ms. Kalawski was Vice President of Human Resources, General Counsel and Secretary for Pilot Software, Inc. Ms. Kalawski earned a Bachelor’s Degree in Political Science and French from Mount Holyoke College and a Juris Doctor from Georgetown University Law Center.

Jacob Kotzubei has served as a director of PNA Intermediate since January 2007. Mr. Kotzubei joined Platinum in 2002 and is a Partner at the firm. Mr. Kotzubei serves as an officer and/or director of a number of Platinum’s portfolio companies. Prior to joining Platinum in 2002, Mr. Kotzubei worked for 4 1/2 years for Goldman Sachs’ Investment Banking Division in New York City, most recently as a Vice President of the High Tech Group, and was head of the East Coast Semiconductor Group. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review.

Robert J. Wentworth has served as a director of PNA Intermediate since January 2007. Mr. Wentworth joined Platinum in 1997 and is a Partner at the firm. Mr. Wentworth previously served as an officer and/or director for a number of Platinum’s portfolio companies. Prior to joining Platinum in 1997, Mr. Wentworth was President and Chief Executive Officer at Alden Electronics, Inc. where he also served as the company’s Chief Financial Officer. Previously, Mr. Wentworth served as a certified public accountant for fourteen years with Ernst & Young. Mr. Wentworth earned a Bachelor’s Degree in Accounting from Bentley College.

CORPORATE GOVERNANCE

Composition of Board of Directors

Our amended and restated certificate of incorporation and bylaws provide that the authorized number of directors shall be fixed from time to time by a resolution of the majority of our Board of Directors. Pursuant to a resolution approved by a majority of our Board of Directors, the authorized number of directors is currently four. Our Board of Directors presently has four members, including Mr. Gores, the Chairman, Messrs. Kotzubei and Wentworth, and Ms. Kalawski.

Term and Class of Directors

We currently do not have term limits on director appointments or separate classes of directors.

Term of Executive Officers

Each officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Compensation

Our directors currently do not receive any compensation for their services.

Compensation Committee Interlocks and Insider Participation

We do not currently have a designated compensation committee. None of our executive officers has served as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our Board of Directors.

Audit Committee

Our entire Board of Directors acts as our audit committee and oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our Board of Directors (i) monitors the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm, (ii) assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm, (iii) provides a medium for consideration of matters relating to any audit issues and (iv) prepares the audit committee report that the SEC rules require be included in our quarterly reports on Form 10-Q or annual report on Form 10-K.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which contains the ethical principles by which our chief executive officer, chief financial officer and general counsel, among others, are expected to conduct themselves when carrying out their duties and responsibilities. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the General Counsel, PNA Group Inc., 400 Northridge Road, Atlanta, Georgia 30350, or by calling us at (770) 641-6460. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our Website at the address and the locations specified above.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Program Objectives

We have designed our compensation programs to support our principal goal of achieving liquidity for Platinum, the sole stockholder of our parent, PNAG Holding, either through a public offering of our shares or a third party sale transaction. To that end, in addition to the typical need for compensation programs that attract, motivate and retain talented executives, our compensation programs provide specific incentives to our named executive officers based on the achievement of performance goals that we believe are necessary to make us an attractive candidate for a liquidity event. Although we have not adopted any formal guidelines for allocating total compensation between fixed and performance-based compensation, we believe that a substantial portion of our executives’ overall compensation should be tied to achievement of corporate goals and value-creating milestones, as we believe that such performance-based compensation maximizes stockholder value while at the same time attracts, motivates and helps retain high-quality executives who are similarly committed to the creation of value to our stockholders.

Determination of Compensation

For 2007, our Board was responsible for all compensation decisions and determinations relating to our named executive officers. However, in connection with the adoption of our Participation Plan, the Board delegated administrative authority under the plan to the Participation Plan Committee, which is comprised of Eva Kalawski, Steve Zollo and Philip Norment. Compensation decisions, including those performance units granted under our Participation Plan, were made based on recommendations made by members of Platinum, including those members of Platinum serving on our Board. Our named executive officers were also involved in the process of determining compensation, although the executive officers did not have any decision-making ability in the final determination of any one individual’s compensation and did not play any part in the determination of their own compensation. On an annual basis we review and adjust salary, taking into consideration competitive market practice by relying on the experience of members of Platinum serving on our Board and their knowledge of the marketplace with respect to setting compensation amounts in other Platinum portfolio companies. We do not use any formal benchmarking or peer group comparisons in determining competitive market practice.

Components of Compensation for 2007

For 2007, the compensation provided to our named executive officers consisted of base salary, annual cash incentive bonus, grants of units under the Participation Plan, deferred compensation, and other perquisites and benefits. We believe that the combination of these various elements of compensation provide our executives with a competitive compensation package that, by including both performance-based cash bonus and units in the Participation Plan, properly ties a significant portion of compensation to the achievement of our corporate goals.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Nelson’s and Mr. Moreton’s base salaries were set in accordance with the terms of their respective employment agreements, which are discussed below. The base salaries of our other named executive officers were set by our Board and were determined with an emphasis on basing a significant amount of total compensation on performance-based compensation while providing the executives with a reasonable amount of compensation based solely on non-performance based measures. Messrs. Lusdyk, Haight and Prebola each received a 3% increase in their salaries in fiscal 2007. Although there is no formal policy in place for adjusting the salaries of these individuals, it was determined that the increase was warranted to cover an increase in the cost of living expenses.

Annual Incentive Bonuses

Annual incentive bonuses are intended to provide an incentive for our named executive officers to individually pursue business strategies which will maximize stockholder value. As previously discussed, we believe that tying a material part of a named executive officer’s compensation to our performance, and in particular performance that is measurably tied to the actual efforts of such named executive officer, promotes our compensation objective by rewarding an executive for performance that will result in value to our stockholders.

In fiscal year 2007, annual incentive bonuses for Messrs. Nelson and Moreton have been determined based on the achievement of pre-established operating performance and working capital objectives, both of which we believe are reasonable measures of overall corporate performance and achievement of which will better position us for a liquidity event in which Platinum will maximize value. Our Board is responsible for determining the target bonus amounts for Messrs. Nelson and Moreton, although pursuant to the terms of his employment agreement, discussed in further detail below, Mr. Nelson is entitled to an annual incentive bonus equal to at least $170,000 but no more than 150% of his base salary. There was no cap placed on Mr. Moreton’s annual bonus amount for the 2007 fiscal year, and his target bonus amount is set forth below. For Messrs. Nelson and Moreton, 88% of their bonus was based on achievement of Company earnings before interest, taxes, depreciation and amortization, or EBITDA, of $139,299,000, and 12% was based on achievement of working capital (defined as average inventory levels) of $385,251,000, with actual bonus amounts varying according to the extent to which these targets are achieved. Following the close of a fiscal year, the actual performance of the Company is reviewed, the relevant performance criteria are assessed in light of actual results for the fiscal year, and bonus amounts for Messrs. Nelson and Moreton are determined. In addition, the applicable performance targets for 2008 annual incentive bonuses are in the process of being established.

With respect to Messrs. Lusdyk, Haight, and Prebola, such executives’ incentive bonuses are determined based upon formulas set forth in their individual employment agreements. For Mr. Lusdyk, his annual incentive bonus is calculated by combining earnings before taxes and allocated corporate expenses for each of the divisions of Infra-Metals Co.’s Southern Region and multiplying such amount by 5%. For Messrs. Haight and Prebola, their annual incentive bonuses are calculated by combining earnings before interest and taxes less 10% of average assets employed by Intra-Metals Co.’s Northern Region and multiplying such amount by 5%. As with Messrs. Nelson and Moreton, we believe the applicable achievement of the applicable targets will better position us for a liquidity event, and by tying a substantial portion of compensation to achievement of such targets, an executive’s overall compensation will ultimately be tied to the return achieved by our stockholder.

Participation Plan

In 2007 we established our Participation Plan in order to incentivize and reward our key employees’ (including our named executive officers’) contribution to the growth of our business and to facilitate the consummation of certain liquidity events. The incentive compensation is awarded in the form of performance units, the value of which is related to the appreciation in our value, and which become payable to participants upon the occurrence of a liquidity event. By tying the value of awards granted under the Participation Plan to the appreciation in our value, we believe we have created an effective incentive for individual participants in the Participation Plan to maximize our stockholder value upon such a liquidity event.

Deferred Compensation

We provide certain executive officers with additional retirement benefits through the maintenance of a deferred compensation plan. Amounts contributed by the Company, which are discretionary and based on overall Company performance, or, in the case of Mr. Moreton, made pursuant to an individual employment agreement, may be supplemented through deferrals of cash compensation otherwise payable to a named executive officer during the applicable taxable year, which are vested at the time of contribution, and are subject to matching by the Company which are subject to vesting based on continued employment. All Company contributions, including matching contributions, are subject to vesting based on continued service with the Company. We believe that the deferred compensation plan is an effective tool for attracting and retaining our named executive officers, and, by including matching contributions, provides an additional incentive to executives by rewarding successful Company performance.

Perquisites and Other Benefits

Our named executive officers are eligible to receive the same benefits, including life and health benefits, which are available to our employees generally. We also provide certain additional perquisites to our named executive officers, on a case-by-case basis, including reimbursement for an automobile and related expenses and club memberships. With respect to the perquisites provided, we believe that offering such perquisites helps us attract and retain talented individuals in a highly competitive market.

Severance Benefits

Certain of our named executive officers are entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to the provision of such executive’s employment agreement. These severance arrangements are primarily intended to attract and retain our named executives by providing them protection against terminations by the Company that are not for certain reasons enumerated in their respective employment agreements.

Post-2007 Compensation Decisions

Chief Financial Officer Employment Agreement

Effective January 31, 2008, Mr. Moreton retired from his position as our Chief Financial Officer and was replaced by William S. Johnson. Prior to his appointment, Mr. Johnson served as the Senior Vice President, Finance, of PNA and entered into an employment agreement with PNA which governed the terms of his employment in that position. Such employment agreement will continue to govern the terms of Mr. Johnson’s employment in his new position, and there are no plans to enter into a new employment agreement with Mr. Johnson in connection with his appointment as Chief Financial Officer.

Under Mr. Johnson’s current employment agreement , he is entitled to receive (i) an annual base salary of $275,000, (ii) a bonus of up to 100% of his base salary, which bonus amount will be determined based on the achievement of measurable criteria selected by the Operating Committee, (iii) a bonus in the amount of $250,000, less any amounts previously paid to Mr. Johnson or accrued under the Participation Plan, in the event that while employed by the Company, PNAG Holding consummates an initial public offering, and (iv) benefits and perquisites similar to those provided to other executives of the Company. In the event that during Mr. Johnson’s employment, PNA is sold to an unaffiliated third party, and within one year of such sale (a) Mr. Johnson’s employment is terminated without “cause” (as defined in the employment agreement), (b) his duties are materially diminished and not restored or (c) he is required to relocate more than 25 miles from his residence, Mr. Johnson will receive a payment of two times his base salary. Mr. Johnson’s agreement subjects him to non-solicitation obligations for 2 years following termination of his employment for any reason.

Compensation Committee Report

With respect to the fiscal year ended December 31, 2007, the Board hereby reports as follows:

The Board of Directors of PNA has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Report, and has determined that the Compensation Discussion and Analysis be included in this Report.

Board of Directors

Tom Gores, Chairman
Eva M. Kalawski
Robert J. Wentworth
Jacob Kotzubei

SUMMARY COMPENSATION TABLE

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2007 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were employed by us as of December 31, 2007, and whose total compensation exceeded $100,000 during that fiscal year.

Name and Principal Position	Year	Salary	Bonus		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
		(1)			(2)
Maurice Nelson, Jr.	2007	$575,000	$1,000,000	(4)	$1,082,014	(5)			$2,657,014
Chief Executive Officer and President (3)
Christopher J. Moreton	2007	$275,000	$—		$1,028,164		$58,385	(7)	$1,361,549
(interim) Chief Executive Officer and Chief Financial Officer (6)	2006	$183,333	$—		$633,124		$39,747		$856,204
John Lusdyk	2007	$197,449	$—		$1,332,198		$28,731	(8)	$1,558,378
Co-President, Infra-Metals Co. (Southern Region)	2006	$127,727	$—		$1,186,724		$20,495		$1,334,946
Mark Haight	2007	$165,678	$—		$1,542,101		$17,518	(9)	$1,725,297
Co-President, Infra-Metals Co. (Northern Region)	2006	$107,236	$—		$1,086,813		$17,409		$1,211,458
Don Prebola	2007	$165,678	$—		$1,542,101		$23,255	(10)	$1,731,034
Senior Vice President of Operations, Infra-Metals Co. (Northern Region)	2006	$107,236	$—		$1,086,813		$15,386		$1,209,435

(1)	Salary amounts for the 2006 fiscal year are the amounts paid to the named executive officers from and after the Platinum Acquisition or MSC Acquisition, as applicable, at which times the relevant individuals became our employees, through December 31, 2006.

(2)	Non-equity incentive plan compensation includes annual incentive bonuses and amounts payable in respect of performance units under our Participation Plan as a result of “qualifying distribution events” which occurred during the 2007 fiscal year.

(3)	Mr. Nelson began serving as our Chief Executive Officer on February 1, 2007.

(4)	Includes a $500,000 signing bonus and a $500,000 “financial controls” bonus, both of which were paid pursuant to Mr. Nelson’s employment agreement.

(5)	Included in the non-equity incentive plan compensation is a $612,406 Participation Plan award reported for Mr. Nelson, $524,173 was deferred for payment on February 1, 2008, pursuant to his employment agreement.

(6)	Mr. Moreton relinquished his position as interim Chief Executive Officer on February 1, 2007.

(7)	Includes Company contributions to our deferred compensation plan and earnings on those contributions totaling $33,300, fees paid for services as a director of certain of our subsidiaries, 401(k) plan contributions, automobile expense reimbursement and premiums paid for long-term disability and life insurance.

(8)	Includes fees paid for services as a director of certain of our subsidiaries, club membership fees, 401(k) plan contributions, automobile expense reimbursement and premiums paid for long-term disability and life insurance, none of which individually exceed $25,000.

(9)	Includes fees paid for services as a director of certain of our subsidiaries, club membership fees, 401(k) plan contributions, automobile expense reimbursement and premiums paid for long-term disability insurance, none of which individually exceed $25,000.

(10)	Includes club membership fees, 401(k) plan contributions, automobile expense reimbursement and premiums paid for long-term disability insurance, none of which individually exceed $25,000.

GRANTS OF PLAN-BASED AWARDS TABLE

		Grant	Number of Performance	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan	Date	Units Granted	Thresehold	Target	Maximum
				($)	($)	($)
Maurice Nelson, Jr.	Participation Plan (1)	5/17/07	350,000	$—	$—	$—
	Annual Incentive Bonus		—	$170,000	$862,500	$862,500
Christopher J. Moreton	Participation Plan	5/17/07	425,834	$—	$—	$—
	Annual Incentive Bonus		—	$36,425	$470,000	$—
John Lusdyk (2)	Participation Plan	5/17/07	379,167	$—	$—	$—
	Annual Incentive Bonus		—	$—	$—	$—
Mark Haight (3)	Participation Plan	5/17/07	379,167	$—	$—	$—
	Annual Incentive Bonus		—	$—	$—	$—
Don Prebola (4)	Participation Plan	5/17/07	379,167	$—	$—	$—
	Annual Incentive Bonus		—	$—	$—	$—

(1)	The Participation Plan provides for the grant of non-equity performance units, the value of which is related to the appreciation in our value, and which become payable to unit holders upon the occurrence of certain liquidity events. As such, there are no applicable threshold, target, or maximum amounts for awards granted under our Participation Plan.

(2)	Mr. Lusdyk’s annual incentive bonus is calculated according to a formula and varies as a function of the earnings before taxes and allocated corporate expenses for the Southern Region of Infra-Metals Co. As such, there are no applicable threshold, target, or maximum amounts for Mr. Lusdyk’s incentive award.

(3)	Mr. Haight’s annual incentive bonus is calculated according to a formula and varies as a function of the earnings before interest and taxes and average assets employed for the Northern Region of Infra-Metals Co. As such, there are no applicable threshold, target, or maximum amounts for Mr. Haight’s incentive award.

(4)	Mr. Prebola’s annual incentive bonus is calculated according to a formula and varies as a function of the earnings before interest and taxes and average assets employed for the Northern Region of Infra-Metals Co. As such, there are no applicable threshold, target, or maximum amounts for Mr. Prebola’s incentive award.

Narrative Disclosure Regarding Summary Compensation Table and Plan-Based Awards Table

Employment Agreement with Mr. Nelson

In connection with his February, 2007 appointment, we entered into an employment agreement with Mr. Nelson. Pursuant to the agreement, Mr. Nelson is eligible to receive the following compensation and benefits: (i) a minimum base salary of $575,000; (ii) an annual bonus of at least $170,000 but no more than 150% of base salary, to be calculated based on performance measures including EBITDA, cash flow, and working capital; (iii) a 1% interest in the Participation Plan; and (iv) benefits and perquisites similar to those provided to other executives of the Company. Mr. Nelson is also eligible to receive a “transition” bonus if he successfully recruits, trains, and promotes his successor to the position of Chief Executive Officer. The agreement provides that if Mr. Nelson is still employed by the Company on January 31, 2010, Mr. Nelson shall receive a payment of $2 million, less any amounts previously paid to him under the Participation Plan. After such payment is made, all of Mr. Nelson’s rights under the Participation Plan shall terminate. For purposes of this provision, no public offering of equity securities shall constitute a sale of the Company to an unaffiliated third party. In the event Mr. Nelson’s employment is terminated for any reason, he is not entitled to any severance benefits pursuant to his agreement. Finally, Mr. Nelson’s agreement subjects him to non-solicitation obligations for 2 years following termination of his employment for any reason.

Agreements with Mr. Moreton

Until November 29, 2007, we were party to an employment agreement with Mr. Moreton, the term of which would have expired on June 30, 2009. Mr. Moreton’s agreement set forth a minimum base salary of $275,000 per annum, bonus participation and certain perquisites and benefits that Mr. Moreton was entitled to receive during the term of his employment, including comprehensive insurance benefits (including a $1 million life insurance policy), fees related to professional memberships, once yearly business class return airfares from Europe for him and his spouse, reimbursement of relocation costs in the event that we require him to relocate (and a related “gross-up” tax payment for any tax liability he incurs as a result of the reimbursement), and a company-provided automobile. The agreement also required us to contribute an amount equal to 10% of Mr. Moreton’s base salary to our deferred compensation plan on his behalf.

On November 29, 2007, we entered into a letter agreement with Mr. Moreton which superseded his employment agreement. Pursuant to this new agreement, Mr. Moreton’s active employment with the Company ended on January 31, 2008, the date on which Mr. Moreton retired. The agreement sets forth a base salary of $275,000 and provides that Mr. Moreton will be entitled to receive a bonus in respect of the 2008 fiscal year equal to $275,000. The agreement also provides that Mr. Moreton will participate in a comprehensive benefits package including group life, disability, medical and dental insurance until his attainment of age 65. The Company was responsible for paying Mr. Moreton’s medical insurance premiums through January 31, 2008 and, thereafter, COBRA premiums for Mr. Moreton and his spouse. In addition, the agreement provides that during his active employment, Mr. Moreton was eligible to receive the same benefits and perquisites to which he was entitled under his employment agreement. Provisions relating to payments upon termination of Mr. Moreton’s employment are discussed in the narrative following the table labeled “Potential Payments on Termination or Change in Control” below.

Employment Letters with Messrs. Lusdyk, Haight, and Prebola

We are parties to employment letters with each of Messrs. Lusdyk, Haight, and Prebola which generally describe certain benefits, such as comprehensive insurance benefits (including a $300,000 life insurance policy for Mr. Lusdyk) and provision by the Company of an automobile, applicable during the period of such executive’s employment. The letters also contain certain required notice provisions in the event of an executive’s termination of employment, which notice provisions are discussed in more detail in the narrative following the Potential Payments upon Termination or Change in Control Table. As discussed in the CD&A above, Messrs. Lusdyk, Haight, and Prebola are also entitled to annual incentive bonuses based on the performance of their respective regions of Infra-Metals Co. Mr. Lusdyk’s incentive bonus is calculated by combining earnings before taxes and allocated corporate expenses for each of the divisions of Infra-Metals Co.’s Southern Region and multiplying such amount by 5%. For Messrs. Haight and Prebola, incentive bonuses are calculated by combining earnings before interest and taxes less 10% of average assets employed for Infra-Metals Co.’s Northern Region and multiplying such amount by 5%.

Participation Plan

Awards granted in 2007 under the Participation Plan are subject to the following vesting schedule: 25% of the number of units granted vest on the date of grant, and the remaining units vest ratably over the three years following the date of grant. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited. In addition, unvested units will vest upon a sale of the Company.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance in Last FYE
	($)	($)	($)	($)	($)
Maurice Nelson, Jr.	$—	$—	$—	$—	$—
Christopher J. Moreton	$—	$29,785	$3,515	$—	$33,300
John Lusdyk (2)	$—	$—	$—	$—	$—
Mark Haight (3)	$—	$—	$—	$—	$—
Don Prebola (4)	$—	$—	$—	$—	$—

Narrative Disclosure Regarding Non-Qualified Deferred Compensation Plan Table

Under our nonqualified deferred compensation plan, participants may defer a portion of their annual base salary and performance-based compensation, with respect to which we make a “matching” contribution in an amount that is determined in our discretion. We may also make discretionary “incentive” contributions to the plan on behalf of participants as well as contributions pursuant to the terms of individual employment agreements. Plan participants are vested in their salary and performance-based contributions, and matching deferral and incentive contributions will vest ratably over 5 years based on a participant’s continued employment, subject to accelerated vesting in the event of a change in control of PNA or its direct or indirect parent. In addition, upon a termination of a participant’s employment by reason of death or disability, all then unvested amounts shall become fully vested. If a participant’s termination of employment is not by reason of death or disability, upon such termination all unvested amounts shall be forfeited. Distributions from the plan will be made in accordance with deferral elections filed by a participant with the Company, pursuant to which, a participant may either elect distributions on fixed dates or upon certain enumerated events, including a termination of employment. Distributions from the plan will be made either in a lump sum or in installments, at the participant’s election.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination by the Company with or without cause, (ii) termination by the executive, or (iii) a change in control of PNA or its direct or indirect parent. The amounts shown assume that the applicable triggering event occurred on December 31, 2007, and therefore are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Plan	Termination by the Company	Termination by the Executive	Change in Control
		($)	($)	($)
Maurice Nelson, Jr.	Salary Continuation	$—	$—	$—
	Incentive Bonus	$—	$—	$—
	Continued Perks and Benefits	$—	$—	$—
	Participation Plan	$—	$—	$2,234,406	(1)
Christopher J. Moreton (2)	Salary Continuation	$412,500	$—	$—
	Incentive Bonus	$—	$—	$—
	Continued Perks and Benefits	$62,850	$—	$—
	Participation Plan	$—	$—	$2,718,064	(1)
	Deferred Compensation	$41,250	$—	$—
John Lusdyk (3)	Salary Continuation	$198,897	$—	$—
	Incentive Bonus	$712,147	$—	$—
	Continued Perks and Benefits	$—	$—	$—
	Participation Plan	$—	$—	$2,420,414	(1)
Mark Haight (3)	Salary Continuation	$166,893	$—	$—
	Incentive Bonus	$895,000	$—	$—
	Continued Perks and Benefits	$—	$—	$—
	Participation Plan	$—	$—	$2,420,414	(1)
Don Prebola (3)	Salary Continuation	$166,893	$—	$—
	Incentive Bonus	$895,000	$—	$—
	Continued Perks and Benefits	$—	$—	$—
	Participation Plan	$—	$—	$2,420,414	(1)

Total		$3,551,430	$—	$12,213,712

(1)	This represents both (1) the unvested portion, as of December 31, 2007, of awards made to Mr. Nelson, Mr. Moreton, Mr. Lusdyk, Mr. Haight and Mr. Prebola under the Participation Plan during fiscal 2007, equal to $612,406, $745,064, $663,414, $663,414 and $663,414, respectively, which would have vested and become payable had a “qualifying sale event” (as defined below) occurred on December 31, 2007, and (2) an estimate of the amount ($1,622,000 in the case of Mr. Nelson, $1,973,000 in the case of Mr. Moreton and $1,757,000 in the case of each of Messrs. Lusdyk, Haight and Prebola) which would have been paid in respect of vested performance units under the Participation Plan had a “qualifying sale event” (as defined below) occurred on December 31, 2007. We have provided an estimate because the value of the compensation payable to each named executive officer in the event of a “qualifying sale event” is dependent on the future sale value of the common stock of PNAG Holding in such “qualifying sale event”, which value is not ascertainable because there is no public market for the common stock of PNAG Holding. Therefore, in arriving at an estimate of the value of the common stock of PNAG Holding, we (i) calculated an estimated enterprise value of the Company of $828,000,000 by (x) multiplying our estimated 2007 adjusted EBITDA of $120,000,000 (giving pro forma effect to the estimated 2007 EBITDA of our new wholly owned subsidiary, Precision Flamecutting & Steel, L.P.), by (y) 6.9x, and then (ii) subtracted from this estimated enterprise value the value, as of December 31, 2007, of (w) amounts outstanding under PNA’s revolving credit facility ($213,000,000), (x) the aggregate principal amount of the Senior Notes outstanding ($250,000,000), (y) the aggregate principal amount at maturity of the Floating Rate Notes outstanding ($170,000,000) and (z) the principal amount outstanding under the Preussag Seller Note ($11,000,000). We arrived at an EBITDA multiple of 6.9x by referring to the average of the enterprise values of certain comparable companies in the metals service center industry as of December 31, 2007.

(2)	Payments for Mr. Moreton are pursuant to his employment agreement, the material terms of which are described below. Amounts set forth in the “Termination by the Company” column would only have been payable to the extent such termination was other than for “cause,” and are calculated based on a severance period of December 31, 2007 through June 30, 2009.

(3)	Payments are calculated based on the estimated cash value of the compensation and benefits otherwise payable during the applicable notice period, assuming no increase in base salary or benefit cost, and an incentive bonus amount equivalent to the prior year’s incentive bonus.

Narrative Disclosure Regarding Potential Payments upon Termination or Change in Control Table

Mr. Moreton’s new agreement governed payments of compensation to Mr. Moreton upon termination of his employment without “cause” (as defined in his agreement) prior to January 31, 2008. Pursuant to the terms of the agreement, if Mr. Moreton’s employment had been terminated by us without “cause” prior to such date, we would have been required to continue to pay Mr. Moreton his base salary through June 30, 2009, and continue to provide him with medical benefits (or, where applicable, reimbursement of COBRA premiums), 401(k) and deferred compensation plan benefits, and payment of fees related to professional memberships, in each case through June 30, 2009.

Each of Messrs. Lusdyk, Haight, and Prebola are parties to a letter agreement with us that require us to provide twelve months written notice to such executive before any termination of employment with the Company will be effective. During such notice period Messrs. Lusdyk, Haight, and Prebola will continue to be compensated.

As discussed in the narrative following the Non-Qualified Deferred Compensation Table, upon a change in control or upon a termination of a participant’s employment by reason of death or disability, all unvested amounts in our deferred compensation plan will become immediately vested.

Awards which have been granted pursuant to the Participation Plan will be paid out upon the occurrence of certain liquidity events, namely: (i) a “qualifying sale event,” defined as a sale (whether effected directly or through a merger or similar transaction) of any of the common stock of PNAG Holding by Platinum or its affiliates; (ii) a “qualifying public stock sale event,” defined as the consummation of an initial public offering of stock of PNAG Holding; or (iii) a “qualifying distribution event,” defined as a cash dividend by PNAG Holding to shareholders affiliated with Platinum. The amounts disclosed above represent an estimate of the amount which would have been payable to each named executive officer in respect of his vested performance units under the Participation Plan had a “qualifying sale event” occurred in December 31, 2007. According to the Participation Plan, such amount is equal to the following: (i) the “qualified event value” for each performance unit less (ii) the grant value of each performance unit, times (iii) the number of performance units held by the participant, with the “qualified event value” being equal to the greater of (x) an amount determined, as of December 31, 2007, by the Participation Plan Committee in its sole discretion or (y) the quotient of (A) the net purchase price divided by (B) the “total units outstanding” (ten times the total number of performance units that have been awarded as of December 31, 2007).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding common stock of PNA Intermediate Holding Corporation is owned by our parent, PNA Group Holding Corporation, or PNAG Holding.

The following table sets forth certain information regarding the beneficial ownership of PNAG Holding common stock as of March 1, 2008. None of our directors or executive officers beneficially owns any PNAG Holding common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. As of March 1, 2008, there was one registered holder of PNAG Holding common stock.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent
Platinum (1) (2)	8,750,000	100%

(1)	Consists of 1,414,473.5 shares held by Platinum Equity Capital Partners-A, LP, or PECPA, 5,148,684.5 shares held by Platinum Equity Capital Partners, LP, or PECP, 961,842 shares held by Platinum Equity Capital Partners-PF, LP, or PECPPF, and 1,225,000 shares held by Platinum Travel Principals, LLC, or PTP. Platinum Equity, LLC is the beneficial owner of each of PECPA, PECP, PECPPF and PTP, and Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC. Mr. Gores may be deemed to share voting and investment power with respect to all shares of common stock of PNA Group Holding Corporation held beneficially by Platinum Equity, LLC. Mr. Gores disclaims beneficial ownership of all shares of common stock of PNAG Holding that are held by PECPA, PECP, PECPPF and PTP with respect to which Mr. Gores does not have a pecuniary interest therein.

(2)	Address is 360 North Crescent Drive, Beverly Hills, California 90210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Real Estate Transfer

On August 10, 2006, we completed the first phase of the Real Estate Transfer pursuant to which we transferred 18 of our real estate assets to the Travel Main Subsidiaries. In connection with the Real Estate Transfer, we entered into 15-year lease arrangements that provide for our continued use of the properties in our operations. Subsequently, we completed the second phase of the Real Estate Transfer, pursuant to which the membership interests of the Travel Main Subsidiaries and the related lease arrangements were transferred to PNAG Holding by means of a dividend. PNAG Holding then contributed the membership interests of the Travel Main Subsidiaries to Travel Main as a capital contribution. The book value of the real estate and associated deferred tax was approximately $35 million at the time of such transfers. The aggregate annual base rent under the leases is approximately $6.3 million, and is based on the fair market value of the individual leased premises.

On September 27, 2006, 17 real estate properties held by the Travel Main Subsidiaries were mortgaged with Bank of America, N.A. for amounts approximately equal to 75% of their appraised value. On November 2, 2006, the 18th real estate property was similarly mortgaged with Bank of America, N.A. The mortgages are for 10 years, with the promissory notes evidencing the indebtedness thereunder maturing on October 1, 2016, with a fixed interest rate of 6.403% per year. The proceeds of $47.5 million net of expenses were transferred from the Travel Main Subsidiaries to Travel Main and then to PNAG Holding, each case by way of dividend. Neither PNAG Holding, PNA Intermediate, PNA nor Travel Main is a party to or a guarantor of these mortgages.

On April 30, 2007, PNAG Holding, our parent, filed a registration statement with the SEC relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2 and 3 to the initial registration statement on June 13, 2007, July 6, 2007 and August 24, 2007, respectively. Simultaneous with the consummation of the offering, the stock (with a fair market value of approximately $21.7 million) of Travel Main will be transferred to PNAG Holding’s newly created parent LLC (to be wholly owned by Platinum) by way of a dividend. The transaction is expected to be a taxable event resulting in a liability totaling approximately $7.9 million that will be paid in cash by PNA.

Each of the Travel Main Subsidiaries is a party to separate management agreements, or the Management Agreements, with PNAG Holding with respect to each individual property owned by such Travel Main Subsidiaries. Under the terms of the Management Agreements, PNAG Holding provides day-to-day management of all operating financial accounts relating to each facility owned by the Travel Main Subsidiaries. PNAG Holding is also responsible for the leasing of space at such facilities. As compensation for PNAG Holding’s management services, the Travel Main Subsidiaries pay PNAG Holding an amount equal to 4% of all income derived from the ownership and operation of the facilities. The Management Agreements each have a term of 15 years, commencing on August 10, 2006 and terminating on August 9, 2021, and are terminable by either party upon 30 days’ notice.

Management Arrangements and Transactions with Platinum Affiliates

PNA is a party to a corporate advisory services agreement, or the Services Agreement, with Platinum Advisors, an affiliate of Platinum. Under the terms of the Services Agreement, Platinum Advisors provides us with certain general business, management, administrative and financial advice. In consideration of these and other services, PNA pays an annual monitoring fee to Platinum Advisors of no greater than $5.0 million. The Services Agreement will continue in effect until terminated by Platinum Advisors. In addition to the fees paid to Platinum Advisors pursuant to the Services Agreement, PNA pays Platinum Advisor’s out-of-pocket expenses incurred in connection with providing management services to PNA.

On October 19, 2007, Platinum, through certain affiliates, completed the purchase of Ryerson, Inc., one of the largest metals service center companies operating in the United States and Canada. Net sales to and purchases from Ryerson, Inc. totaled $3.1 million and $0.3 million, respectively, during the year ended December 31, 2007.

Dividends to PNAG Holding and PNA Intermediate

Dividends paid by PNA to PNAG Holding during the period from May 9, 2006 to December 31, 2006 consisted of the non-cash real estate transfer valued at $34.5 million and cash dividends of $61.3 million, of which $54.2 million represented the return of capital received at the time of the acquisition of MSC. Dividends paid by PNA to PNAG Holding and PNA Intermediate during the year ended December 31, 2007 totaled $30.0 million.

During the year ended December 31, 2007, PNA recorded $0.4 million as a distribution of the future tax benefit associated with the state income taxes currently payable by PNA due to the step up in basis for tax purposes related to the transfer of the Travel Main properties (see above). PNA Intermediate recorded the receipt of the future benefit and recorded a distribution to PNAG Holding.

The net proceeds of the Floating Rate Notes of $162.5 million were used to pay a dividend to PNAG Holding as our sole stockholder, $70 million of which was used to pay a dividend to Platinum in February 2007 and the remainder of which (approximately $92.5 million) was used to pay a subsequent dividend to Platinum in May 2007. Additional dividends paid by us to PNAG Holding totaled $4.6 million for the year ended December 31, 2007.

Participation Plan

Effective May 17, 2007, we adopted a Participation Plan for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of PNAG Holding’s common stock by Platinum (other than a sale to PNAG Holding’s affiliates), (2) the consummation of a public offering of PNAG Holding’s stock owned by Platinum or its affiliates or (3) the payment of cash dividends by PNAG Holding to Platinum (other than dividends arising out of or relating to any real estate owned by PNAG Holding or PNAG Holding’s subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over three years. Any vested amounts paid under the Participation Plan will be treated as compensation. The Participation Plan expires on December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

Policies and Procedures Regarding Transactions with Related Persons

Upon consummation of the contemplated initial public offering of PNAG Holding, PNAG Holding’s Board of Directors will have adopted written policies and procedures for transactions with related persons. As a general matter, the policy will require PNAG Holding’s audit committee to review and approve or disapprove the entry by PNAG Holding into certain transactions with related persons. The policy will contain transactions which are pre-approved transactions. The policy will only apply to transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is: (i) any director, nominee for director or executive officer of PNAG Holding; (ii) any immediate family member of a director, nominee for director or executive officer; and (iii) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any of PNAG Holding’s outstanding equity securities at the time the transaction occurred or existed.

The policy will provide that if advance approval of a transaction subject to the policy is not obtained, it must be promptly submitted to the committee for possible ratification, approval, amendment, termination or rescission. In reviewing any transaction, the committee will take into account, among other factors the committee deems appropriate, recommendations from senior management, whether the transaction is on terms no less favorable than terms generally available to a third party in similar circumstances and the extent of the related person’s interest in the transaction. Any related person transaction must be conducted at arm’s length. Any member of PNAG Holding’s audit committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the audit committee that considers the transaction.

Director Independence

None of the members of our Board of Directors is currently “independent” as defined in Section 303A of the New York Stock Exchange corporate governance listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by PricewaterhouseCoopers LLP relating to the periods from January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007:

	Predecessor	Successor
	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Audit fees (1)	$229,356	$3,787,884	$2,360,319
Audit related fees (2)	—	35,000	37,000
Tax fees (3)	—	16,912	22,149
All other fees	—	—	—

	$229,356	$3,839,796	$2,419,468

(1)	Fees for audits of financial statements and professional services related to the Company’s Senior Notes offering and the issuance of the Floating Rate Notes and subsequent Registration Statements on Forms S-4 filed with the SEC to register the Senior Notes and the Floating Rate Notes.
(2)	Fees for audits of employee benefit plans.
(3)	Fees related to professional services for tax compliance, tax advice and tax planning.

The Board of Directors has the sole authority for appointing, compensating, retaining and overseeing the work of the Company’s independent registered public accounting firm. In addition, the Board of Directors has the sole authority to approve all engagement fees and terms and all permissible non-audit services to be provided by the independent registered public accounting firm. Subsequent to the PNA’s Registration Statement on Form S-4 filed August 9, 2007, the Board of Directors has approved audit services to be provided by the Company’s independent registered public accounting firm. Our Board of Directors pre-approves all audit and non-audit services provided by our independent registered public accounting firm. In 2007 and 2006, the Board of Directors approved all fees disclosed under “Principal Accountant Fees and Services” by PricewaterhouseCoopers in accordance with applicable rules. Management of the Company reviews the nature of the professional services to be rendered by the independent registered public accounting firm with the Board of Directors during each applicable meeting of the Board of Directors.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits and financial statement schedules are filed as a part of this Report.

(1)	Consolidated Financial Statements

The consolidated financial statements as set forth under Item 8 of this Report have been filed herewith, beginning on page F-1 of this Report.

(2)	Consolidated Financial Statement Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

The Exhibits are listed below as required by Item 601 of Regulation S-K included herewith.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 14, 2006, among Preussag North America, Inc., PNA Group, Inc., Travel Holding Corporation and Travel Merger Corporation (filed as Exhibit 2.1 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

2.2	Purchase Agreement, dated as of May 31, 2006, among PNA Group, Inc., the sellers named therein and Lockwood Acquisition, LLC (filed as Exhibit 2.2 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

3.1	Certificate of Incorporation of PNA Intermediate Holding Corporation, dated as of January 25, 2007 (filed as Exhibit 3.1 to PNA Intermediate Holding Corporation’s Registration Statement on Form S-4 dated October 19, 2007)

3.2	Bylaws of PNA Intermediate Holding Corporation (filed as Exhibit 3.2 to PNA Intermediate Holding Corporation’s Registration Statement on Form S-4 dated October 19, 2007)

4.1	Indenture, dated as of February 12, 2007 between PNA Intermediate Holding Corporation and The Bank of New York, as trustee, relating to PNA Intermediate Holding Corporation’s Senior Floating Rate Toggle Notes due 2013 (filed as Exhibit 10.25 to PNA Group Holding Corporation’s Statement on Form S-1 dated June 13, 2007)

4.2	Registration Rights Agreement, dated as of February 12, 2007 among PNA Intermediate Holding Corporation and the Institutional and Management Investors named therein (filed as Exhibit 10.24 to PNA Group Holding Corporation’s Statement on Form S-1 dated June 13, 2007)

4.3	Form of Senior Floating Rate Toggle Note (filed as Exhibit 10.26 to PNA Group Holding Corporation’s Statement on Form S-1 dated June 13, 2007)

10.1†	Employment Letter, dated March 23, 2005, by and between Infra-Metals Co. and Mark Haight (filed as Exhibit 10.2 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.2†	Employment Letter, dated March 23, 2005, by and between Infra-Metals Co. and John E. Lusdyk (filed as Exhibit 10.3 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.3†	Employment Letter, dated March 23, 2005, by and between Infra-Metals Co. and Donald Prebola (filed as Exhibit 10.4 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.4	Amended and Restated Credit and Security Agreement, dated as of May 9, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.5 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.5	First Consent Letter and First Amendment to Amended and Restated Credit and Security Agreement, dated as of May 31, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.7 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.6	Joinder Agreement and Supplement to Amended and Restated Credit and Security Agreement, dated as of May 31, 2006, among PNA Group, Inc., Lockwood Acquisition, LLC, Clinton & Lockwood, Ltd., Metals Supply Company, Ltd., MSC Management, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.8 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.7†	Employment Agreement, dated as of May 31, 2006, by and between Andrew L. Diamond and Metals Supply Company, Ltd. (filed as Exhibit 10.9 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.8	Second Consent Letter and Second Amendment to Amended and Restated Credit and Security Agreement, dated as of June 23, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.10 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.9	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of July 13, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.11 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.10	Third Consent Letter and Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of August 10, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.12 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.11	Joinder Agreement and Supplement to Amended and Restated Credit and Security Agreement, dated as of August 10, 2006, among PNA Group, Inc., Delnor Property, LLC, Delta Steel Property, LLC, Feralloy Property, LLC, Infra-Metals Property, LLC, Infra-Metals Property II, LLC, Metals Supply Property, LLC, Smith Pipe & Steel Property, LLC, the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.13 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.12	Form of PNA Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.17 to PNA Group Holdings Corporation’s Registration Statement on Form S-1 dated July 6, 2007)

10.13	Indenture, dated as of August 15, 2006, among PNA Group, Inc., the guarantors named therein and The Bank of New York, as trustee, relating to PNA Group, Inc. ‘s 10 3/4% Senior Notes due 2016 (filed as Exhibit 10.15 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.14	Registration Rights Agreement, dated as of August 15, 2006 among PNA Group, Inc. and the Institutional and Management Investors named therein (filed as Exhibit 10.14 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.15	Form of 10 3/4% Senior Note (filed as Exhibit 10.16 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.16†	Employment Agreement, dated September 15, 2006, by and between PNA Group, Inc. and Michael L. Smit (filed as Exhibit 10.18 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.17	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of November 13, 2006, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.19 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.18†	Employment Agreement, dated as of December 30, 2006, by and between PNA Group, Inc. and Maurice S. Nelson, Jr. (filed as Exhibit 10.20 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.19†	Employment Agreement, dated January 1, 2007, by and between Delta Steel, L.P. and Robert A. Embry (filed as Exhibit 10.21 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.20	Fourth Consent Letter and Sixth Amendment to Amended and Restated Credit and Security Agreement, dated as of January 29, 2007, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.23 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.21	Fifth Consent Letter and Seventh Amendment to Amended and Restated Credit and Security Agreement, dated as of March 23, 2007, among PNA Group, Inc., the borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.27 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.22†	PNA Group Holding Corporation 2007 Participation Plan (filed as Exhibit 10.28 to PNA Group Holding Corporation’s Registration Statement on Form S-1 dated June 13, 2007)

10.23	Sixth Consent and Eighth Amendment to Amended and Restated Credit and Security Agreement, dated as of December 24, 2007, by and among PNA Group, Inc., the other borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.1 to PNA Group, Inc.’s Current Report on Form 8-K dated December 28, 2007).

10.24	Joinder Agreement and Supplement to Amended and Restated Credit and Security Agreement, dated as of December 24, 2007, by and among PNA Group, Inc., Precision Flamecutting and Steel, L.P., Precision GP Holding, LLC, the other borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.1 to PNA Group, Inc.’s Current Report on Form 8-K dated December 28, 2007)

10.25†	Severance Agreement and General Release, dated as of February 1, 2008, by and between Christopher J. Moreton and PNA Group, Inc. (filed as Exhibit 10.1 to PNA Group, Inc.’s Current Report on Form 8-K dated December 5, 2007)

10.26	Ninth Amendment to Amended and Restated Credit and Security Agreement, dated as of March 11, 2008, by and among PNA Group, Inc., the other borrowers named therein, Bank of America, N.A. and the other financial institutions named therein (filed as Exhibit 10.1 to PNA Group, Inc.’s Current Report on Form 8-K dated March 12, 2008).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States Code)

† Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2008

PNA Group, Inc.

By:	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
Chief Executive Officer and President

By:	/s/ William S. Johnson
William S. Johnson
Chief Financial Officer

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

PNA INTERMEDIATE HOLDING CORPORATION

FINANCIAL INFORMATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Predecessor)	F - 2

Report of Independent Registered Public Accounting Firm (Successor)	F - 3

Consolidated Balance Sheets of PNA Intermediate Holding Corporation as of December 31, 2006 (Successor) and 2007 (Successor)	F - 4

Consolidated Statements of Income of PNA Group, Inc. for the year ended December 31, 2005 (Predecessor) and the period from January 1, 2006 to May  9, 2006 (Predecessor) and Consolidated Statements of Income of PNA Intermediate Holding Corporation for the period from May 10, 2006 to December 31, 2006 (Successor) and the year ended December 31, 2007 (Successor)

F - 5

Consolidated Statements of Stockholder’s Equity of PNA Group, Inc. for the year ended December 31, 2005 (Predecessor) and the period from January 1, 2006 to May  9, 2006 (Predecessor) and Consolidated Statements of Stockholder’s Equity of PNA Intermediate Holding Corporation for the period from May 10, 2006 to December 31, 2006 (Successor) and the year ended December 31, 2007 (Successor)

F - 6

Consolidated Statements of Cash Flows of PNA Group, Inc. for the year ended December 31, 2005 (Predecessor) and the period from January 1, 2006 to May  9, 2006 (Predecessor) and Consolidated Statements of Cash Flows of PNA Intermediate Holding Corporation for the period from May 10, 2006 to December 31, 2006 (Successor) and the year ended December 31, 2007 (Successor)

F - 7

Notes to Consolidated Financial Statements	F - 8

Other Financial Information

Schedule I - Condensed Financial Information of Registrant	F -33

Schedule II—Financial Statement Schedule Valuation and Qualifying Accounts for PNA Group, Inc. for the year ended December 31, 2005 (Predecessor) and the period from January 1, 2006 to May  9, 2006 (Predecessor) and for PNA Intermediate Holding Corporation for the period from May 10, 2006 to December 31, 2006 (Successor) and for the year ended December 31, 2007 (Successor)

F -38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of PNA Intermediate Holding Corporation:

In our opinion, the accompanying consolidated statements of income, of stockholder’s equity, and of cash flows present fairly, in all material respects, the results of operations and cash flows of PNA Group, Inc. (Predecessor) and its subsidiaries for the year ended December 31, 2005 and the period from January 1, 2006 to May 9, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of PNA Group, Inc. (Predecessor) listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of PNA Intermediate Holding Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity, and of cash flows present fairly, in all material respects, the financial position of PNA Intermediate Holding Corporation (Successor) and its subsidiaries at December 31, 2006 and 2007, and the results of their operations and their cash flows for the period from May 10, 2006 to December 31, 2006 and the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 27, 2008

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share data)

	Successor December 31,
	2006	2007
Assets
Current assets
Cash and cash equivalents	$3,201	$15,471
Restricted cash	1,063	2,096
Accounts receivable, less allowance for doubtful accounts of $5,430 and $4,985, respectively	188,911	185,932
Inventories, net	410,604	392,110
Receivables from affiliates	3,906	2,662
Other current assets	16,852	18,541

Total current assets	624,537	616,812
Property, plant and equipment, net	61,542	72,104
Goodwill	9,886	32,667
Intangible assets, net	19,338	34,380
Deferred financing costs, net	11,037	15,466
Equity investments	7,643	8,941
Other noncurrent assets	2,771	2,215

Total assets	$736,754	$782,585

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accounts payable	$141,594	136,218
Payables to affiliates	603	2,358
Other payables	48,096	44,653
Income taxes payable	8,472	167

Total current liabilities	198,765	183,396
Long term debt, net of current maturities	463,414	678,940
Deferred income taxes	1,605	788
Accrued pension costs	5,293	3,316

Total liabilities	669,077	866,440

Commitments and contingencies	—	—
Minority interest	1,547	1,483
Stockholder’s equity (deficit)
Common stock: $.01 par value - 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	66,260	—
Accumulated deficit	—	(85,546)
Accumulated other comprehensive (loss) income	(130)	208

Total stockholder’s equity (deficit)	66,130	(85,338)

Total liabilities and stockholder’s equity (deficit)	$736,754	$782,585

The accompanying notes are an integral part of these consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Net sales	$1,250,289	$487,190	$1,074,201	$1,632,469
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	1,050,018	401,612	864,271	1,353,843
Processing	30,288	11,985	20,664	33,232
Distribution	17,321	6,395	14,647	19,348
Selling, general, and administrative	80,288	35,393	75,829	123,725
Amortization of intangibles	—	—	4,087	5,365
Depreciation	9,466	3,262	3,839	6,188

Total operating costs and expenses	1,187,381	458,647	983,337	1,541,701

Operating income	62,908	28,543	90,864	90,768
Interest expense	5,519	1,375	22,624	63,543
Income from equity investments	(1,546)	(770)	(942)	(2,558)

Income before minority interest and income tax expense	58,935	27,938	69,182	29,783
Minority interest	1,423	788	2,507	3,268

Income before income tax expense	57,512	27,150	66,675	26,515
Income tax expense	21,825	10,146	24,666	11,802

Net income	$35,687	$17,004	$42,009	$14,713

The accompanying notes are an integral part of these consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(in thousands of dollars, except shares)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Value
Predecessor
Balances at January 1, 2005	1,000	$33,865	$—	$217,432	$(1,088)	$250,209
Net income	—	—	—	35,687	—	35,687
Other comprehensive deficit, net of tax:
Interest rate swap mark to market					256	256
Minimum pension liability adjustment, net of tax benefit of $803					(1,205)	(1,205)

Comprehensive income						34,738

Balances at December 31, 2005	1,000	33,865	—	253,119	(2,037)	284,947
Net income	—	—	—	17,004	—	17,004
Other comprehensive deficit, net of tax:
Interest rate swap mark to market					(253)	(253)
Minimum pension liability adjustment, net of tax liability of $519					778	778

Comprehensive income						17,529
Dividends paid	—	—	—	(2,000)	—	(2,000)

Balances at May 9, 2006	1,000	$33,865	$—	$268,123	$(1,512)	$300,476

Successor
Balances at May 10, 2006	100	$—	$—	$—	$—	$—
Capitalization	—	—	78,262	—	—	78,262
Capital contribution from parent	—	—	54,221	—	—	54,221
Net income	—	—	—	42,009	—	42,009
Other comprehensive deficit, net of tax:
Actuarial loss on defined benefit plans, net of tax benefit of $86					(130)	(130)

Comprehensive income						41,879
Dividends paid - cash	—	—	(19,312)	(42,009)	—	(61,321)
Dividends paid - real estate transfer	—	—	(34,502)	—	—	(34,502)
Excess distribution to minority interest holder	—	—	(12,409)	—	—	(12,409)

Balances at December 31, 2006	100	—	66,260	—	(130)	66,130
Net income	—	—	—	14,713	—	14,713
Other comprehensive deficit, net of tax:
Actuarial gain and curtailment gain on defined benefit plans, net of tax liability of $222					338	338

Comprehensive income						15,051
Dividends paid	—	—	(66,903)	(100,259)	—	(167,162)
Net income of consolidated variable interest entity	—	—	894	—	—	894
Distribution of future tax benefit associated with real estate transfer	—	—	(416)	—	—	(416)
Contribution of deferred tax asset to variable interest entity	—	—	165	—	—	165

Balances at December 31, 2007	100	$—	$—	$(85,546)	$208	$(85,338)

The accompanying notes are an integral part of these consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Cash flows from operating activities
Net income	$35,687	$17,004	$42,009	$14,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	9,466	3,262	7,926	11,553
Amortization of deferred financing costs and bond discount	—	—	—	2,051
Provision for bad debts	(10)	462	667	797
Deferred income taxes	4,802	(540)	(2,226)	(1,076)
Loss (gain) on disposal of fixed assets	108	—	—	(461)
Minority interests	1,423	788	2,507	3,268
Income from equity investments	(1,546)	(770)	(942)	(2,558)
Dividends received from equity investments	611	—	1,165	1,260
Increase in equity investment	(560)	—	—	—
Decrease (increase) in
Accounts receivable	2,653	(27,454)	2,708	7,583
Receivables from/payables to affiliates	(1,778)	(1,893)	(2,512)	2,999
Inventories	83,993	(66,824)	(98,599)	24,431
Other assets	(3,639)	11,591	(7,376)	731
Increase (decrease) in
Payables	32,224	43,521	(19,750)	(8,053)
Accruals	(9,064)	(2,077)	13,118	(133)
Income tax payable	(2,308)	372	7,284	(8,721)
Accrued pension cost	1,023	(515)	(1,613)	(1,639)

Net cash provided by (used in) operating activities	153,085	(23,073)	(55,634)	46,745

Cash flows from investing activities
Increase in restricted cash	—	—	(1,063)	(1,033)
Return of capital from equity investments	1,241	—	—	—
Purchases of property, plant and equipment	(6,327)	(2,460)	(4,902)	(14,778)
Proceeds from disposals of property, plant and equipment	585	—	4,558	1,125
Acquisition of PNA Group, Inc., net of cash acquired	—	—	(261,568)	—
Acquisition of MSC, net of cash acquired	—	—	(53,700)	(5,300)
Acquisition of Precision Flamecutting, net of cash acquired	—	—	—	(53,927)

Net cash used in investing activities	(4,501)	(2,460)	(316,675)	(73,913)

Cash flows from financing activities
Proceeds from Floating rate note issue	—	—	—	167,025
Proceeds from bond issue	—	—	250,000	—
Net proceeds (repayment) on revolving credit facility	(121,668)	(54,458)	162,521	49,033
Proceeds (repayment) of term loan	(24,716)	85,000	(85,000)	—
Other long-term debt	(63)	72	(340)	(853)
Proceeds from mortgages on real estate	—	—	49,875	—
Issuance of common stock	—	—	62,500	—
Capital contribution from parent	—	—	54,221	—
Deferred financing costs	(797)	(3,435)	(8,453)	(6,167)
Dividend paid to minority interest holders	(1,862)	(343)	(2,058)	(2,438)
Dividends paid to stockholder	—	(2,000)	(109,269)	(167,162)

Net cash (used in) provided by financing activities	(149,106)	24,836	373,997	39,438

Net (decrease) increase in cash and cash equivalents	(522)	(697)	1,688	12,270
Cash and cash equivalents at beginning of period	2,732	2,210	1,513	3,201

Cash and cash equivalents at end of period	$2,210	$1,513	$3,201	$15,471

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,519	$1,581	$10,712	$59,613

Income taxes	$20,723	$171	$20,198	$21,707

The accompanying notes are an integral part of these consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 1. Description of Business and Significant Accounting Policies

Description of Business

PNA Intermediate Holding Corporation (“PNA Intermediate”) is a holding company which owns all the outstanding stock of its subsidiary, PNA Group, Inc. (“PNA”). PNA is a holding company which provides management services to and conducts business through five operating subsidiaries. PNA Intermediate and its subsidiaries are referred to collectively herein as the “Company” or “Successor Company”, “we”, “us” or “our”.

The Company, through its wholly-owned subsidiary, PNA, is a leading national steel service center group that distributes steel products and provides value-added steel processing services to our customers, which are largely comprised of fabricators and original equipment manufacturers, across a diversified group of industries, including the non-residential construction, machinery and equipment, manufacturing, oil and gas, telecommunications and utilities markets. The Company distributes a variety of steel products, including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet, as well as performs a variety of value-added processing services for our customers.

During 2007, PNA operated its business through four operating subsidiaries: Infra-Metals Company (“Infra-Metals”), Delta Steel, LP (“Delta”), Feralloy Corporation (“Feralloy”) and Metals Supply Company, Ltd. (“Metals Supply” or “MSC”). Infra-Metals, Delta and Feralloy comprised the historical operations of PNA prior to 2006. MSC was acquired by PNA on May 31, 2006. On December 24, 2007, PNA completed the acquisition of Precision Flamecutting & Steel, L.P. (“Precision Flamecutting”).

On February 14, 2006, PNA Group Holding Corporation (“PNAG Holding”, formerly known as Travel Holding Corporation), an affiliate of Platinum Equity Capital Partners (“Platinum”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PNA and Preussag North America, Inc., PNA’s former owner (“Preussag” or the “Seller”), to acquire all of the outstanding capital stock of PNA. On May 9, 2006, Platinum closed the acquisition of PNA whereby Travel Merger Corporation (“Travel Merger”) merged with and into PNA, with PNA being the surviving corporation. See Note 2 Business Combinations for further discussion of the acquisitions of PNA, MSC and Precision Flamecutting.

PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

Significant Accounting Policies

Reporting Entity

PNA Intermediate was incorporated on January 25, 2007 as an intermediate holding company for the purpose of issuing the Floating Rate Notes described herein in Note 8, Long-Term Debt. As the incorporation of PNA Intermediate and conveyance of PNA’s capital stock from PNAG Holding constituted a transfer of net assets between entities under common control, PNA Intermediate reports the accounts of PNA at their historical cost as of the date of transfer and reports results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred May 10, 2006. Additionally, the consolidated financial statements of PNA are presented for periods prior to the periods prior to common control.

Revision

The Consolidated Statements of Stockholder’s Equity (Deficit) for the period May 10, 2006 to December 31, 2006 has been revised to reflect the January 25, 2007 capitalization of PNA Intermediate by PNAG Holding with 1,000 shares of $.01 par value common stock authorized, of which 100 shares are outstanding, as if such capitalization had occurred on May 10, 2006. Such revision did not have a material impact on the consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiary, PNA, and its respective subsidiaries. In addition, in accordance with FASB Interpretation No. 46(R) (“FIN 46(R)”) Consolidation of Variable Interest Entities, the Company consolidates certain variable interest entities of Travel Main, a wholly owned subsidiary of PNAG Holding, as to which it has determined that PNA is the primary beneficiary. Significant intercompany balances and transactions within the consolidated group have been eliminated in consolidation.

As a result of the purchase of PNA by PNAG Holding, for purposes of the accompanying Consolidated Financial Statements the results of operations of PNA for the period May 10, 2006 to December 31, 2006 and the results of PNA Intermediate for the year ended December 31, 2007 are represented by the Successor Company balances and results of operations of PNA for the year ended December 31, 2005 and the period January 1, 2006 to May 9, 2006 are represented by the Predecessor Company balances. As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the financial statements and footnotes are not comparable with those of the Predecessor Company.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Restricted Cash

Included in the monthly mortgage payments by Travel Main’s subsidiaries are the amounts for estimated property taxes and repairs, environmental and miscellaneous items. These additional payments are held in an escrow account by the mortgage lender and are not available to PNA Intermediate or to PNA. The amount paid into the escrow accounts is an estimate based on the historical level of such items as determined by the mortgage lender.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s sales are almost entirely to customers located in the United States and Canada. Accounts receivable are recorded for invoices issued to customers. The Company performs periodic credit evaluations of its ongoing customers and on all new customers prior to the initial sale. The Company generally does not require collateral or deposits though some sales may be made on a “cash on delivery” basis. The Company maintains an allowance for doubtful accounts at an amount it considers to be a sufficient estimate of losses resulting from the inability of its customers to make required payments. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the current economic environment and the aging of the receivables. Credit losses experienced have generally been within management’s expectations. The Company cannot guarantee the rate of future credit losses will be similar to past experience. Generally, receivables past due more than 90 days are considered delinquent though management may use judgment taking into account historical payment patterns and the length of time of the customer relationship. Delinquent receivables are written-off against the allowance when an account is no longer collectible based on individual evaluation of collectiblity and specific circumstances of the customer.

Concentration of Credit Risk

The Company is exposed to credit risk in the event of nonpayment by customers principally within the non-residential construction industry. The Company’s top ten customers account for approximately 10% of total net sales, with no single customer accounting for more than 2% of 2007 fiscal year net sales. Changes in this industry may significantly affect management’s estimates and the Company’s financial performance. The Company mitigates its exposure to credit risk by performing ongoing credit evaluations (see Accounts Receivable and Allowance for Doubtful Accounts above).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, equity investments, accounts payable and loans and notes payable. In the case of cash, accounts receivable and accounts payable, the carrying amount on the balance sheet approximates the fair values due to the short-term nature of these instruments. Based on borrowing rates available to the Company for loans with similar terms, the carrying value of loans and notes payable approximates the fair values.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Inventory Valuation

Inventories are held for sale at the Company’s service center locations and are valued at the lower of cost or market (i.e., net realizable value). Methods used to determine cost are the weighted average cost and the specific identification methods. Inventory on hand is regularly reviewed and, when necessary, a provision for damaged or slow-moving inventory is recorded based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged or slow-moving inventory. Provisions for damaged or slow-moving inventory were not material as of December 31, 2006 and 2007.

Property, Plant and Equipment

Property, plant and equipment are valued at cost less accumulated depreciation. All property, plant and equipment, except land, are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 40 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the remaining life of the lease, whichever is shorter. At the time property, plant and equipment are sold or otherwise disposed of, the accounts are relieved of the cost of the assets and the related accumulated depreciation, and any resulting gain or loss is credited or charged to income.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt using the effective interest method.

Equity Investments

The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The equity method is used to account for Feralloy’s investments in Indiana Pickling and Processing Company (45% interest), Acero Prime S. de R.L. de C.V. (40% interest) and Oregon Feralloy Partners LLC (40% interest).

The Company had $4,429 and $5,738 of undistributed earnings in equity investments at December 31, 2006 and 2007, respectively.

Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts. A valuation allowance is established if it is more likely than not that all or a portion of deferred income tax assets will not be realized. Realization of the future tax benefits of deferred income tax assets is dependent on the Company’s ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute as well as establishes criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods and disclosure. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations, financial condition or liquidity.

PNAG Holding files a consolidated federal income tax return that includes PNA Intermediate, PNA, PNA’s wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying consolidated financial statements is calculated as if PNA Intermediate filed a separate subconsolidated federal income tax return.

The Company has determined it had no unrecognized tax benefit as of January 1, 2007, and therefore, there was no effect on the Company’s retained earnings as of January 1, 2007 as a result of the adoption of FIN 48. As of December 31, 2007, the Company had an unrecognized tax benefit of $623. The Company also determined that if the total amount of unrecognized tax benefits recorded as of December 31, 2007 were actually recognized, the impact on the Company’s effective tax rate would be immaterial.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Any potential penalties and interest related to income tax matters are included in income tax expense in the accompanying consolidated financial statements. Accrued interest and penalties as of December 31, 2007 were $166, all of which has been recognized in the Company’s Consolidated Statement of Income for the year then ended. The tax years ended December 31, 2004 and 2005 as well as the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 remain open and subject to examination in the following significant income tax jurisdictions: Federal, Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Illinois, Ohio, South Carolina, Texas, and Virginia. Income tax returns for the year ended December 31, 2007 have not been filed yet.

Retirement Benefits

Most employees of Feralloy are covered by pension plans. Pension costs include provisions for service cost, interest cost and return on plan assets. The policy with respect to Feralloy’s pension plans is to contribute amounts equal to the sum of normal cost and the amount required to amortize unfunded liabilities over 25 years, but not more than the maximum deductible amount allowed under applicable tax laws and not less than the minimum annual contribution required by applicable regulations.

Feralloy also adopted a nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy has purchased Company-owned life insurance contracts on the related employees.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collection is reasonably assured, and the sale price is fixed and determinable. Risk of loss for products shipped passes at the time of shipment when shipments are made by common carrier or at delivery when our trucks are used.

Sales prices to customers are determined at the inception of the agreement to purchase. No cancellation or termination provisions are included in our agreements notwithstanding customary rights to return products which relate to non-conformities, defects and specifications. Provisions are made, based on experience, for estimated returns in accordance with Statement of Financial Accounting No. 48, Revenue Recognition When Right of Return Exists, and have been immaterial in the past.

In limited circumstances, we will deliver goods on consignment. In those cases, billing occurs when the goods are used by the customer, or after the lapse of a specified period of time, whichever comes first.

Net sales include tolling income where we process steel for a fee, without taking either title in the inventory or the associated price risk of the steel. Tolling income has historically been less than 2% of our total net sales.

Shipping

The Company classifies all amounts billed to a customer in a sales transaction related to shipping as revenue. In addition, all costs related to shipping are recorded as cost of materials sold in the Consolidated Statements of Income.

Derivative Financial Instruments

The Company has at various times entered into derivative instruments as a strategy to manage interest rate risk in order to minimize significant, unanticipated fluctuations that may arise from volatility of the interest rates on its floating rate debt with its senior secured lender. The Company does not enter into derivative instruments for trading or speculative purposes.

Under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities all derivatives are recorded on the balance sheet at fair value. The changes in the fair value of interest rate swaps that qualify as cash flow hedges are recorded in other comprehensive income and are recognized in the Consolidated Statements of Income when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The changes in the fair value of derivative instruments that do not quality for hedge accounting treatment are recognized immediately in the Consolidated Statements of Income.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Goodwill

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, goodwill is tested for impairment annually as of October 1 unless indicators of impairment exist. In the first step, the Company estimates the fair values of its reporting units using a discounted cash flow approach. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Intangible Assets

Intangible assets consist of customer relationships, non-compete agreements, backlog and proprietary software. Amortization of software costs, non-compete agreements and backlog are recorded on the straight-line method with useful lives of three years, two years and two months, respectively. Customer relationships are amortized over their useful lives which range from 15-20 years on a weighted average recoverable basis estimated using annual attrition rates. The Company evaluates impairment of its intangible assets on an individual basis whenever circumstances indicate that the carrying value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If the undiscounted future net cash flows are less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

Real Estate Transaction

On August 10, 2006, PNA completed the real estate transfer pursuant to which it effectively transferred 18 of its real estate assets to 7 wholly owned subsidiaries of Travel Main, collectively referred to as Travel Main subsidiaries, and then entered into 15 year operating leases with respect to these properties that provide for PNA’s continued use of them in our operations.

On September 27, 2006, 17 of these properties were mortgaged with Bank of America, N.A. for amounts approximately equal to 75% of their appraised value. On November 2, 2006, the 18th real estate property was similarly mortgaged with Bank of America, N.A. The mortgages are for 10 year periods at a fixed interest rate. The funds received were used by the Travel Main subsidiaries to pay a $47,433 dividend to Travel Main which then paid the same dividend to PNAG Holding. Neither PNA Intermediate nor PNA is a party to or a guarantor of the mortgage loans.

In accordance with FIN 46(R), the Company holds an implicit variable interest in Travel Main’s subsidiaries and accordingly the combined financial statements of Travel Main’s subsidiaries have been consolidated into the consolidated financial statements of PNA Intermediate.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

The Combined Balance Sheet data and Statement of Combined Income data of Travel Main’s subsidiaries follow.

COMBINED BALANCE SHEET DATA
Travel Main Subsidiaries
(Unaudited)

(in thousands of dollars)	December 31, 2006	December 31, 2007
Assets
Current assets	$2,396	$3,215
Property, plant and equipment	27,465	26,892
Other noncurrent assets
Deferred tax	6,711	6,601
Deferred financing costs	1,140	1,460

Total assets	$37,712	$38,168

Liabilities and Stockholder’s Equity
Current liabilities	$1,047	$1,290
Long term debt, net of current maturities	49,074	48,228

Total liabilities	50,121	49,518

Stockholder’s deficit:
Capital	34,502	34,667
Deficit	(46,911)	(46,017)
Total stockholder’s deficit	(12,409)	(11,350)

Total liabilities and stockholder’s deficit	$37,712	$38,168

COMBINED STATEMENT OF INCOME DATA
Travel Main Subsidiaries
(Unaudited)

(in thousands of dollars)	Period from August 10, 2006 to December 31, 2006	Year Ended December 31, 2007
Rent	$2,446	$6,315
Cost and expenses
Selling, general, and administrative	38	425
Depreciation	255	573

Total costs and expenses	293	998

Operating income	2,153	5,317
Interest expense	836	3,334

Income before income tax expense	1,317	1,983
Income tax expense	281	1,089

Net income	$1,036	$894

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the evaluation of the recoverability of the carrying value of long-lived assets and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; and assets and obligations related to employee benefit plans. Actual results could differ from those estimates and the differences could be material.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The application of this Statement relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion and clarifies that the exchange price is the price in an orderly transaction between market participants. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The Company is in the process of evaluating what, if any, effect adoption of SFAS 157 may have on its financial statements when it is adopted effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company is in the process of evaluating what, if any, effect adoption of SFAS 159 may have on its financial statements when SFAS 159 is adopted effective January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) which replaces FAS No.141, Business Combination. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The provisions of FAS 141R will only impact the Company is a party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160)”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is currently in the process of evaluating what, if any, impact FAS 160 will have on its financial condition, results of operation and cash flows.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 2. Business Combinations

2006 Acquisitions

Platinum Acquisition

On February 14, 2006, PNAG Holding, an affiliate of Platinum, and its wholly owned subsidiary, Travel Merger, entered into an Agreement and Plan of Merger with PNA and Preussag to acquire all of the outstanding capital stock of PNA for cash consideration of $261,568, refinancing of existing indebtedness of $88,048, a $12,000 seller note and other consideration and costs of $3,762.

On May 9, 2006, Platinum closed the Merger Agreement whereby Travel Merger merged with and into PNA, with PNA being the surviving corporation. The transaction was financed with new borrowings under PNA’s amended and restated senior secured credit facility of $290,747 and an equity investment of $62,500. The proceeds from the new borrowings and equity investment were used to pay approximately $261,568 in acquisition consideration to our former stockholder and to refinance approximately $88,048 of indebtedness then outstanding under PNA’s then existing senior secured credit facility.

A summary of the purchase price for the Platinum Acquisition is as follows:

Cash	$261,568
Assumption of debt	88,048
Seller note payable to Preussag North America, Inc.	12,000
Cash received from Preussag North America, Inc.	(3,926)
Cash due to Preussag North America, Inc.	7,688

Total purchase price	$365,378

The allocation of the purchase price is based on valuations and estimates of the fair value of the assets acquired and liabilities assumed. These estimates resulted in an estimated fair value of net assets acquired of $442,720, which exceeded the purchase price by $77,342. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. A summary of the allocation of purchase price is as follows:

Current assets	$476,646
Property, plant and equipment	54,679
Identifiable intangibles
Customer relationships	10,391
Software	352
Backlog	288
Other non-current assets	8,239

Total assets	550,595

Current liabilities	175,753
Non-current liabilities	9,464

Total liabilities	185,217

Net assets acquired	$365,378

The useful lives of the acquired intangibles are 20 years, 3 years, and 1 to 3 months for customer relationships, software and backlog, respectively.

A valuation was performed of the acquired entity as of the acquisition date. An initial allocation of the purchase price to the assets acquired and liabilities assumed was recorded at the time of the acquisition, which was refined upon completion of the final valuation and the resolution of a contingent liability. During the fourth quarter of fiscal year 2006, PNAG Holding resolved the contingency resulting in an additional payment due to the Seller. As a result, the purchase price increased by $1,194 and a corresponding adjustment to the allocation of the purchase price to long-lived asset classes, property, plant and equipment (increase of $776) and identifiable intangible assets (increase of $418), was also recorded. There were no other significant differences between the initial purchase price allocation entry and final amounts recorded upon completion of the valuation.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

MSC Acquisition

MSC is a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. MSC distributes and sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. MSC also exports steel to Latin America, the Middle East and Southeast Asia. The acquisition of MSC allowed the Company to increase its market share in a growing geographic region as well as expand its product offering.

Effective May 31, 2006, PNA completed the acquisition of MSC pursuant to which PNA acquired all of the outstanding partnership interests of MSC and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33,253 and refinanced $20,847 of Metals Supply’s then existing indebtedness. The acquisition was financed initially by a $54,221 capital contribution from PNAG Holding.

On July 17, 2006, PNA borrowed $38,021 under its amended and restated senior secured credit facility and used the proceeds to make a return of capital to PNAG Holding in the form of a dividend. PNA returned to PNAG Holding the remaining $16,200 of its equity investment on August 16, 2006 with a portion of the proceeds from the issuance of PNA’s Senior Notes (see Note 8 Long-term Debt). The purchase agreement entered into in connection with the MSC Acquisition provided for a holdback of an additional $5,300 of purchase price to fund any indemnity claim by PNA and an additional holdback of $5,900 which will be paid over five years.

Goodwill recorded as a result of the acquisition of MSC totaled approximately $9,886, none of which is expected to be deductible for tax purposes. Other intangible assets acquired and their respective recorded amounts were as follows: customer relationships - $6,066, non-compete agreement - $5,882 and backlog - $446. The useful lives of the acquired intangible assets are 15 years, 2 years, and 2 months for customer relationships, non-compete agreement and backlog, respectively.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

2007 Acquisition

Precision Flamecutting Acquisition

Precision Flamecutting, a Texas limited partnership operating one facility in Houston, is in the business of processing and distributing carbon, alloy, and high strength, low alloy steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. The acquisition provides the Company the opportunity to broaden its value-added processing capabilities and product offerings and expand and diversify its customer base as well as increase its market share in one of the Company’s strategic locations. The acquisition of Precision Flamecutting represents an addition to the Company’s Long Products and Plate business segment (see Note 14, Business Segment Information).

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting pursuant to which PNA acquired all outstanding interests in the partnership for cash consideration of $47,063 paid at closing to the formers owners, costs associated with the transaction of $200 and refinancing of $7,325 of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54,388. The purchase agreement provided for a holdback of $4,706 of the purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital adjustment for which the Company anticipates a receivable that will be settled in 2008.

Goodwill recorded as a result of the acquisition of Precision Flamecutting totaled approximately $22,781, all of which is expected to be deductible for tax purposes. Other intangible assets acquired and their respective recorded amounts were as follows: customer relationships - $13,780, non-compete agreement - $6,564 and backlog - $63. The useful lives of the acquired intangible assets are 15 years, 2 years, and 1 month for customer relationships, non-compete agreement and backlog, respectively.

The operating results of MSC and Precision Flamecutting are included in the Company’s Consolidated Statements of Income from their respective dates of acquisition.

The following unaudited pro forma information presents consolidated results of operations for the year ended December 31, 2006 as if the acquisitions had occurred at the beginning of the period presented.

Year Ended December 31, 2006
Revenues	$1,667,897
Net income	$74,252

Note 3. Inventories

Inventories consist of the following as of December 31, 2006 and 2007:

	Successor December 31,
	2006	2007
Raw materials	$391,613	$374,027
Finished goods	18,991	18,083

	$410,604	$392,110

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 4. Other Current Assets

Other current assets consist of the following as of December 31, 2006 and 2007:

	Successor December 31,
	2006	2007
Other receivables	$8,011	$9,131
Prepaid expenses and other	1,135	1,280
Deferred income taxes	7,706	8,130

	$16,852	$18,541

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2006 and 2007:

	Estimated	Successor December 31,
	Useful Life	2006	2007
Land		$5,437	$5,998
Buildings and improvements	25-40 years	26,586	28,434
Equipment	5-10 years	32,544	45,169
Construction in progress		814	2,173

		65,381	81,774
Less: accumulated depreciation		(3,839)	(9,670)

		$61,542	$72,104

Depreciation expense was $9,466, $3,262, $3,839 and $6,188 for the year ended December 31, 2005, the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively.

Note 6. Intangible Assets

Intangible assets consist of the following as of December 31, 2006:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$16,457	$(1,552)	$14,905
Non-competition agreements	2 years	5,882	(1,726)	4,156
Backlog	1-3 months	734	(734)	—
Proprietary software	3 years	352	(75)	277

		$23,425	$(4,087)	$19,338

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Intangible assets consist of the following as of December 31, 2007:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$30,237	$(3,867)	$26,370
Non-competition agreements	2 years	12,446	(4,656)	7,790
Backlog	1-3 months	797	(734)	63
Proprietary software	3 years	352	(195)	157

		$43,832	$(9,452)	$34,380

The Company had no amortizable intangible assets prior to May 10, 2006. Amortization expense was $4,087 for the period May 10, 2006 to December 31, 2006 and $5,365 for the year ended December 31, 2007.

The total weighted average amortization period for intangible assets is approximately 13 years and there are no residual values. The annual amortization expense expected for the succeeding five years is as follows: $9,086 in 2008, $7,043 in 2009, $3,135 in 2010, $2,643 in 2011 and $2,230 in 2012.

Note 7. Other Payables

Other payables consist of the following as of December 31, 2006 and 2007:

	Successor December 31,
	2006	2007
Current maturities of long-term debt	$853	$846
Accrued bonuses	13,103	12,262
Accrued interest	11,525	14,160
Deferred consideration payable	5,300	—
Accrued expenses and other	17,315	17,385

	$48,096	$44,653

Note 8. Long-Term Debt

Long-term debt consists of the following as of December 31, 2006 and 2007:

	Successor December 31,
	2006	2007
Revolver loan	$164,341	$213,374
Senior notes	250,000	250,000
Floating rate notes	—	167,338
Real estate mortgages	49,875	49,074
Capitalized lease obligation	51	—

	464,267	679,786
Less: current maturities of long-term debt	(853)	(846)

	$463,414	$678,940

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

On January 18, 2005, the secured credit agreement was amended so that the facility was increased to $250,000, all of which was a revolver loan with an extension of the agreement for five years to January 2010.

In connection with the Platinum Acquisition, on May 9, 2006 PNA amended and restated the senior secured credit agreement further with a syndicate of financial institutions and institutional lenders. Set forth below is a summary of the terms of PNA’s senior secured credit facilities.

PNA’s senior secured credit facilities provide for senior secured financing of up to approximately $460,000 consisting of:

•	$85,000 term loan facility with maturity of five years that was drawn in full in connection with the acquisition of all of the outstanding capital stock of PNA by Platinum; and

•	$375,000 revolving loan facility, including a letter of credit sub-facility of $30,000, that will terminate in five years.

Under the terms of PNA’s revolving credit facility, we may borrow up to an amount equal to 65% of eligible inventory, limited to $230,000, plus 85% of eligible accounts receivable. All borrowings under PNA’s senior secured credit facilities are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

The loans are charged interest on a base rate method or a LIBOR method, at the option of the PNA, as defined in the credit agreement. Interest on the loans is paid on a monthly or quarterly basis, depending on whether the loan is under the base rate method or LIBOR method. The principal on the revolver loan is due and payable on May 9, 2011. The term loans required scheduled quarterly payments of principal of $3,250 through April 1, 2011 but were repaid in total with the proceeds of the Senior Notes issued in August 2006 (see Senior Notes described below). In the event that there is a change of control in which case PNAG Holding ceases to own and control 100% of PNA, or in which PNA ceases to own and control 100% of each of Infra-Metals, Delta, Feralloy and MSC, or in the event that PNA violates debt covenants, as defined and specified in the credit agreement, then such occurrence shall constitute an event of default under the credit facility and the lenders have the ability, among other things, to accelerate the repayment of the loan. The secured credit facility requires PNA to provide annual audited financial statements to the lenders within 90 days of fiscal year-end. The loans are secured by a blanket lien on all of PNA’s and its subsidiaries’ assets other than those of joint ventures in which it holds a minority interest, and the loans are not guaranteed by PNA Intermediate.

The aggregate borrowing limits under the outstanding credit facilities were $375,000 at December 31, 2006 and 2007. Borrowings under these lines of credit were $164,341 and $213,374 at December 31, 2006 and 2007, respectively. Interest rates on the outstanding credit facilities were 6.375% at December 31, 2006 and ranged from 6.375% to 6.75% at December 31, 2007. Letters of credit of $7,387 and $10,612 were also outstanding under these agreements as of December 31, 2006 and 2007, respectively. In addition, PNA pays a monthly fee of 0.25% to 0.375% of the unused portion of the credit facility calculated as the difference between the aggregate borrowing limit and the outstanding. The unused credit facility fee percentage fluctuates based on a calculation of PNA’s fixed charge coverage ratio as defined in the credit facility.

In conjunction with the amended and restated facility, the Company incurred $2,798 of secured credit facility closing fees and expenses which have been capitalized and included in “Deferred financing costs, net” in the Consolidated Balance Sheet. These costs are being amortized over the 5-year term of the agreement.

On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375,000 to $425,000 and to increase the borrowing limit under the inventory portion of the calculation from $230,000 to $260,000. Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and certain changes to permit other indebtedness.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

On August 15, 2006, PNA completed an offering of unsecured 10 3/4% Senior Notes due 2016 for $250,000 (the “Senior Notes”). The notes bear interest at a rate per annum equal to 10.75%, payable semi-annually in cash in arrears, on March 1 and September 1 of each year, commencing on March 1, 2007. The notes will mature on September 1, 2016. PNA may redeem some or all of the notes at any time after September 1, 2011 at a predetermined redemption price plus accrued and unpaid interest up to the applicable redemption date. In addition, on or prior to September 1, 2009, PNA may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings. PNA used the proceeds from this offering to permanently repay the term loans, repay a portion of the revolver loan under PNA’s senior secured credit facility, pay a dividend to fund a return of capital to its parent and to pay related transaction costs and expenses. PNA incurred $7,600 in closing fees and expenses which have been capitalized and included in “Deferred financing costs, net” in the balance sheet. These costs are being amortized over the 10-year term of the notes.

On September 28, 2006, 17 Travel Main subsidiary properties were mortgaged with Bank of America, N.A. and on November 2, 2006 an additional property was mortgaged, in each case for amounts approximately equal to 75% of their appraised value. The mortgages are for 10 year periods at an interest rate of 6.403%. The funds received were used to repay loans from Platinum Equity Capital Partners. Neither PNA nor Travel Main is a party to or a guarantor of these mortgages.

The amended and restated credit facility with Bank of America, N.A. contains covenants that restrict dividend payments from PNA to PNAG Holding when excess availability is less than $40,000. There is no monetary limit to dividends, provided that the availability restriction is met. The facility also contains restrictions on PNA’s ability to enter into certain transactions such as significant capital expenditures or business combinations without the lender’s consent. PNA received the lender’s consent with regard to the acquisition of Precision Flamecutting in December 2007. See Note 2 Business Combinations for further discussion of the acquisition of Precision Flamecutting for which the purchase price was financed through $54,388 in additional borrowings under the revolving credit facility.

In connection with the issuance of the Senior Notes, PNA entered into a registration rights agreement requiring that an initial registration statement be filed with the SEC within 270 days of issuance of the Senior Notes for purposes of registering the Senior Notes, with a requirement that the registration become effective within 390 days of issuance. Otherwise, PNA would have been required to pay additional interest in certain circumstances under the agreement. PNA filed the initial registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) on May 14, 2007. The SEC declared the registration statement effective August 9, 2007.

The Senior Notes contain restrictions on dividends payable by PNA to PNA Intermediate. In general, dividends and other restricted payments of up to 50% of Consolidated Net Income plus amounts received from equity contributions received may be made so long as PNA maintains certain operating ratios as defined in the indenture governing the Senior Notes. Certain payments are exempt from these restrictions, and PNA can pay dividends of up to $15,000 in the aggregate over the term of the Senior Notes that are not subject to these restrictions. As of December 31, 2007, $15,000 of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends. These amounts do not include approximately $10,574 in cash available at December 31, 2007 at PNA Intermediate available to pay Floating Rate Note interest.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

On February 12, 2007, PNA Intermediate sold $170,000 aggregate principal amount at maturity of Senior Floating Rate Toggle Notes due 2013 (the “Floating Rate Notes”), the proceeds of which were used to pay a dividend to PNAG Holding (see Note 10, Related Party Transactions below) and transaction costs. The Floating Rate Notes were offered at a discount and therefore proceeds of the offering were 98.25% of the face amount of the Floating Rate Notes. Cash interest accrues on the Floating Rate Notes at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 7.0% (the “Spread”). The interest rate was 11.87% as of December 31, 2007. Paid-in-kind interest, if any, accrues at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.75% plus the Spread. Interest is due on the Floating Rate Notes quarterly starting May 15, 2007. The initial interest payment is due in cash. For any period thereafter, PNA Intermediate may elect to pay interest in cash or through increasing the principal amount of the outstanding Floating Rate Notes or issuing additional paid-in-kind (“PIK”) notes which accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus the Spread plus 0.75%. The Spread will increase by 0.50% on the first anniversary of the Floating Rate Notes or earlier based on the timing of a qualified equity issuance as defined in the indenture governing the Floating Rate Notes, and will further increase by an additional 0.50% on the second anniversary of the Floating Rate Notes or earlier based on the timing of the qualified equity issuance. The Floating Rate Notes mature on February 15, 2013. The original issue discount of $2,975 and transaction costs incurred in completing the offering of approximately $4,500 are being deferred and will be amortized over the life of the Floating Rate Notes. As of December 31, 2007, the carrying value of the Floating Rate Notes is $167,338, which is the aggregate principal amount owed at maturity of $170,000 less the unamortized portion of the original issue discount of $2,662.

The Floating Rate Notes are not guaranteed by the Company, PNA or any of their subsidiaries, are unsecured and rank equally in right of payment with all of PNA Intermediate’s senior debt and senior in right of payment to all of PNA Intermediate’s subordinated debt. The Floating Rate Notes are effectively junior to secured debt to the extent of the collateral securing such debt.

The indenture governing the Floating Rate Notes contains restrictions on future dividends payable by PNA Intermediate to PNAG Holding. These restrictions are based on PNA Intermediate’s consolidated net income and other factors, although PNA Intermediate may pay dividends not in excess of $7,500 in the aggregate that are not subject to such restrictions. The Floating Rate Notes also include standard covenants related to restrictions on incurrence of future indebtedness and conveyance of assets as well as certain optional redemption rights and mandatory redemption requirements in the event of a qualified equity issuance as defined in the indenture agreement.

In addition, in connection with the issuance of the Floating Rate Notes, PNA Intermediate entered into a registration rights agreement providing the noteholders registration rights whereby in the event PNA Intermediate does not meet certain timetables for registering the Floating Rate Notes with the SEC, PNA Intermediate will be required to pay additional interest in certain circumstances. The registration rights agreement relating to the Floating Rate Notes requires that an initial registration statement be filed with the SEC within 270 days of issuance of the Floating Rate Notes, and the registration statement must become effective within 390 days of issuance. We filed the initial registration statement with the SEC on Form S-4 on October 19, 2007 and the SEC declared the registration statement effective on February 7, 2008.

The combined aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,
2008	$846
2009	912
2010	973
2011	214,412
2012	1,099
2013 and thereafter	461,544

$679,786

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 9. Derivative Financial Instrument

PNA entered into an interest rate swap agreement during the year ended December 31, 2003 to reduce the impact of changes in interest rates on its floating rate debt. The interest rate swap agreement with Bank of America, N.A. had a notional amount of $75,000 and expired on September 30, 2006. The agreement effectively changed our interest rate exposure on $75,000 floating interest rate debt through September 30, 2006.

PNA entered into three additional interest rate swap agreements for a total of $50,000 in June 2006 for a 3 year period commencing October 1, 2006 with Bank of America, Wachovia Bank, N.A. and LaSalle Bank, N.A. These agreements also reduce the impact of changes in interest rates on our floating rate debt.

The fair market value of interest rate swaps is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current and expected interest rates. The fair values of the outstanding swap agreement were liabilities of approximately $381 and $1,117 at December 31, 2006 and 2007, respectively. Changes in the value of the swap agreements are recorded to selling, general and administrative expenses in the Consolidated Financial Statements and resulted in losses of $381 and $736 for the period May 10, 2006 to December 31, 2006 and for the year ended December 31, 2007, respectively. PNA and its subsidiaries are jointly and severally liable for the performance under the interest rate swap agreements.

Note 10. Retirement Benefits and Compensation Plans

The Company has two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan (together, the “Plans”). Of the noncontributory, defined benefit pension plans (the “Pension Plans”), one covers substantially all Feralloy nonunion employees who have attained age 21 and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy’s nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) provides supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze the benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2,210 in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $690 for the year ended December 31, 2007 related to freezing benefits of its SERP.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). The Company adopted the provisions of SFAS 158 as of December 31, 2006 which require the funded status of defined benefit pension and other benefit plans be fully recognized on the balance sheet. The adoption of SFAS 158 had no effect on the recognition of pension related costs in the income statement. Overfunded plans are recognized as an asset and underfunded plans are recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status are recognized as changes to accumulated other comprehensive income (AOCI) in the Statement of Stockholders’ Equity. SFAS 158 also requires additional disclosures about the annual effects on net periodic benefit cost arising from the recognition of the deferred actuarial gains or losses and prior service costs or credits. Additional minimum pension liabilities (AMLs) and the related intangible assets, if any, are no longer recorded. The impact of the adoption of SFAS 158 on the Company’s consolidated financial statements was not material.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

The change in the Plans’ benefit obligations, assets and funded status as of and for the year ended December 31, 2005, the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007 are as follows:

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Change in benefit obligation
Benefit obligation, beginning of period	$19,959	$23,807	$21,930	$21,464
Service cost	812	318	497	—
Interest cost	1,217	442	902	1,131
Benefits paid	(640)	(265)	(471)	(835)
Actuarial loss (gain)	2,459	(2,372)	1,152	(1,185)
Curtailments	—	—	(3,325)	(690)
Special termination benefits	—	—	779	—

Benefit obligation, end of period	$23,807	$21,930	$21,464	$19,885

Change in Plans assets
Fair value of plan assets, beginning of period	$13,204	$14,384	$15,024	$16,171
Actual return on plan assets	293	249	638	668
Employer contributions	1,527	656	980	566
Benefits paid	(640)	(265)	(471)	(835)

Fair value of plan assets, end of period	$14,384	$15,024	$16,171	$16,570

Funded status, end of period
Projected benefit obligation in excess of fair value of plan assets	$(9,423)	$(6,906)	$(5,293)	$(3,316)

Unrecognized transition obligation	—	—
Unrecognized prior service cost	122	98
Unrecognized net actuarial loss	9,428	7,046

Net amount recognized	$127	$238

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

The components of net periodic pension cost (benefit) and total pension expense as of and for the periods May 10, 2006 to December 31, 2006, January 1, 2006 to May 9, 2006 and the years ended December 31, 2005 and 2007 are as follows:

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Components of net periodic pension cost (benefit) and total pension expense
Service cost	$812	$318	$497	$—
Interest cost	1,217	442	902	1,131
Expected return on plan assets	(1,099)	(393)	(817)	(1,289)
Amortization of transitional obligation	26	—	—	—
Amortization of prior service cost	55	24	—	—
Recognized actuarial loss	334	154	—	—
Curtailments	—	—	(2,210)	(690)
Special termination benefits	—	—	779	—

Net periodic pension cost (benefit)	$1,345	$545	$(849)	$(848)

The amounts recognized in the Consolidated Balance Sheets as of December 31, 2006 and 2007 are as follows:

	Successor December 31,
	2006	2007
Amounts recognized in Consolidated Balance Sheets
Accrued benefit liability	$(5,293)	$(3,316)
Accumulated other comprehensive deficit (income)	216	(560)

Net amount recognized	$(5,077)	$(3,876)

The Company develops its pension benefit costs and credits from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets. A key assumption used in valuation of the projected benefit obligation is that of the discount rate. In setting this rate, the Company utilized several bond indexes including the annualized Moody’s “Aa rated” bond index, the Citigroup Yield Curve and the Aon Yield Curve as it believes they most closely match the timing of expected future benefit payments. The indexes ranged from 5.80% to 6.20% and the Company elected to use a discount rate of 6.00% as of the December 31, 2007 valuation. Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the years ended December 31 are detailed below:

	Successor December 31,
	2006	2007
Weighted-average assumptions used in computing projected benefit obligation at December 31
Discount rate for determining benefit obligations	5.875%	6.00%
Rate of compensation increase	4.00%	0.00%

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Weighted-average assumptions used in computing net periodic pension cost as and for the periods ending:
Discount rate	6.00%	5.50%	6.25%	5.88%
Rate of compensation increase	4.00%	4.00%	4.00%	0.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	8.00% / 0.00%*

* - Expected rate of return on plan assets assumption was 8.00% for the Pension Plans and 0.00% for the SERP.

The asset allocation and significant assumptions regarding the Plans’ assets are set forth below:

	Target	Successor December 31,
	Allocation	2006	2007
Plans Assets
Equity securities	50% - 80%	67%	69%
Fixed income	20% - 50%	33%	31%
Money market	0%	0%	0%
Market value of assets		market value	market value
Amortization method for prior service costs		straight-line	straight-line
Amortization method for gains and losses		straight-line	straight-line
Measurement date		12/31/06	12/31/07

Approximate benefit payments expected to be paid in each of the succeeding five years and in the aggregate for the five years thereafter are as follows: 2008 - $878, 2009 - $925, 2010 - $923, 2011 - $1,077, 2012 - $1,079 and 2013 to 2017 - $5,295.

The Company expects to make contributions to the Plans of approximately $115 during 2008.

The long-term rate of return of the Plans’ investment allocation is designed to be commensurate with a conservatively managed balance allocation. The funds’ assets are to be allocated among intermediate term, high-quality corporate and government bonds and large cap domestic based growth stocks.

The returns should benchmark the Lipper Balance Funds index. Should the Plans’ investment committee wish to take a more aggressive approach, the allocation may be adjusted to a higher proportion of equity holdings and a more defensive approach will result in less equity allocation.

As part of investment policies and strategies, Feralloy and the Plans’ investment committee will meet at least once a year to review and formulate the specific investments and allocations. Any adjustments that are deemed necessary will be based on specific criteria, i.e., necessary funding, Plan obligations, expenses and liquidity needed.

Feralloy, Delta, Infra-Metals and MSC make discretionary contributions to various defined contribution employee benefit plans. The Company matches a portion of the participant’s contribution to retirement plans. Total contributions relating to these plans were approximately $1,155, $813, $455 and $2,349 for the year ended December 31, 2005, the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively. Employee contributions are limited to the Internal Revenue Service established annual dollar limits. Employee eligibility ranges from after 1 month of service to 6 months with enrollment entry dates varying. Employee contributions vest immediately with Company contributions vesting after up to 6 years.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Effective May 17, 2007, PNAG Holding adopted a Participation Plan for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of PNAG Holding’s common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of PNAG Holding’s stock owned by Platinum or its affiliates or (3) the payment of cash dividends by PNAG Holding to Platinum (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over three years. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires on December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited. Total compensation expense associated with the Participation Plan totaled $7,161 for the year ended December 31, 2007.

Note 11. Related Parties

Receivables from affiliates represent an amount due from our Mexican joint-venture Acero Prime. Payables to affiliates represent, as of December 31, 2006 and 2007, amounts due to two domestic joint ventures who are parties to the group cash management system and who have positive cash balances with the Company and, at December 31, 2007, $1,121 owed by the Company to its parent, PNAG Holding.

Dividends paid to minority interest holders of entities accounted for using the equity method of accounting totaled $1,862, $343, $2,058 and $2,438 during the year ended December 31, 2005, the periods from January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively.

PNA paid dividends of $2,000 to Preussag during the period from January 1, 2006 to May 9, 2006. Dividends paid to PNAG Holding during the period from May 9, 2006 to December 31, 2006 consisted of the non-cash real estate transfer valued at $34,502 and cash dividends of $61,321, of which $54,221 represented the return of capital received at the time of the acquisition of MSC. PNA Intermediate used the net proceeds from the issuance of its Floating Rate Notes to pay a cash dividend of $162,525 to its parent, PNAG Holding, on February 12, 2007. Additional dividends paid by PNA Intermediate to PNAG Holding totaled $4,637 for the year ended December 31, 2007. Dividends received from PNA totaled $30,020 for the year ended December 31, 2007.

During the year ended December 31, 2007, PNA recorded $416 as a distribution of the future tax benefit associated with the state income taxes currently payable by PNA due to the step up in basis for tax purposes related to the transfer of the Travel Main properties (see Note 1, Real Estate Transaction). PNA Intermediate recorded the receipt of the future benefit and recorded a distribution to PNAG Holding. Similarly, the Travel Main subsidiaries recorded the contribution to capital from PNAG Holding of a deferred tax asset of $165 during the year ended December 31, 2007 associated with the step up in basis.

PNA paid Platinum $5,000 during the period from May 10, 2006 to December 31, 2006 and $5,000 during the year ended December 31, 2007 as the annual monitoring fee owed pursuant to a corporate advisory services agreement.

On October 19, 2007, Platinum, through certain affiliates, completed the purchase of Ryerson, Inc. (“Ryerson”). Ryerson conducts materials distribution operations through steel service centers located throughout the United States and Canada. Net sales to and purchases from Ryerson totaled $3,064 and $309, respectively, during the year ended December 31, 2007.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 12. Commitments and Contingencies

During the third quarter of fiscal year 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers as well as the corresponding amount owed by the Company to these traders. The Company believes it has adequately provided for all amounts owed related to this material.

The Company has recorded a valuation adjustment of $711 related to the value of such inventory on hand as of December 31, 2007 representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this adjustment may be required.

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes that the Company’s ability to ultimately recover from the foreign suppliers may be limited to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we also evaluated the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

The Company is also involved in several legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding or claim will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments of approximately $253,577 for inventory at December 31, 2007. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins. We currently anticipate that the planned new facilities that are to be completed in 2008 will be in full operation in 2009.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Our minimum lease obligations for continuing operations under certain long-term non-cancellable operating lease agreements for office space, warehouse space, auto and truck leases and office equipment are as follows:

Year ended December 31,
2008	$3,988
2009	3,001
2010	2,047
2011	1,389
2012	756
2013 and thereafter	6,043

$17,224

Rent expense under non-capitalized, non-cancellable lease agreements was $6,739, $1,599, $3,049 and $5,804 for the year ended December 31, 2005, the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Note 13. Income Taxes

Income tax expense (benefit) attributable to income consists of:

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Current	$17,023	$10,686	$26,892	$12,923
Deferred	4,802	(540)	(2,226)	(1,121)

	$21,825	$10,146	$24,666	$11,802

Income tax expense (benefit) attributable to income differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income from operations as a result of the following:

	Predecessor		Successor
	Year Ended December 31, 2005	January 1 to May 9, 2006	May 10 to December 31, 2006	Year Ended December 31, 2007
Computed tax expense	$20,129	$9,503	$23,336	$9,280
State income tax expense, net of federal benefit	1,208	971	1,961	1,006
Change in valuation allowance	(100)	—	—	1,279
Other	588	(328)	(631)	237

	$21,825	$10,146	$24,666	$11,802

Effective tax rate	37.9%	37.4%	37.0%	44.5%

As of December 31, 2007, the Company has state net operating loss carryforwards (NOL’s) totaling approximately $29,500 that will begin to expire in 2026. The Company believes it is unlikely these state NOL’s will be utilized prior to their expiration and has recorded a valuation allowance equal to the carrying value of these unrealizable NOL’s. The valuation allowance increased by $1,279 during the year ended December 31, 2007 as a result of these state NOL’s and other state deferred income tax assets for which it is more likely than not that a future benefit will be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	623
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$623

The Company believes that it is reasonably possible that a change to its unrecognized tax benefits could occur within twelve months, potentially decreasing the unrecognized tax benefit by $561. These changes may be the result of the closing of certain statutes as well as the amendment of prior year tax returns.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below as of December 31, 2006 and 2007:

	Successor December 31,
	2006	2007
Current deferred tax assets
Inventory	$4,136	$5,453
Insurance	478	591
Allowance for doubtful accounts	2,088	1,895
Accrued expenses	897	902
Other	107	—
Valuation allowance	—	(711)

Total current deferred net tax asset	7,706	8,130

Non-current deferred tax assets
Fixed assets, depreciation and amortization	3,690	2,977
Accrued pension	2,076	1,388
Deferred financing costs	1,248	862
State net operating losses	—	1,149
Other	352	689
Valuation allowance	—	(568)

	7,366	6,497
Non-current deferred tax liabilities
Intangible amortization	(6,867)	(5,119)
Book/tax difference in partnership	(1,709)	(1,648)
Other	(395)	(518)

	(8,971)	(7,285)

Total non-current deferred net tax liability	(1,605)	(788)

Net deferred tax asset	$6,101	$7,342

Note 14. Business Segment Information

The Company has two reportable segments based along product lines—the long products and plate segment and the flat rolled segment. The long products and plate segment distributes numerous products including structural beams, tubing, plates, sheets and pipes and provides some value-added steel processing capabilities that includes saw-cutting and T-splitting. The flat rolled segment offers hot rolled, hot rolled pickled and oiled, cold rolled and galvanized and other coated coil and sheet products. Virtually all of the steel sold by the flat rolled segment receives value-added processing such as temper-passing, leveling or slitting. Through this segment, the Company also performs a substantial amount of tolling, in which it processes steel for a fee, but does not take title to the inventory.

As discussed in Note 1, as of December 31, 2007 the Company conducts its steel services business through five operating subsidiaries: Infra-Metals, Delta, Feralloy, MSC and Precision Flamecutting. The operations of Feralloy comprise the flat rolled segment products while Infra-Metals, Delta, MSC and Precision Flamecutting are aggregated to constitute the long products and plate segment based on the entities’ product lines and their exhibiting similar economic characteristics, products, customers and delivery methods. The primary measures of performance used by management in evaluating the segments are net sales and operating income.

The results of Travel Main, which do not constitute a reportable segment, are combined with holding company revenue and expenses, and consolidation eliminations and reclassifications and disclosed as corporate and other for purposes of reconciling segment reporting disclosures to the Consolidated Financial Statements.

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

The Company uses the same accounting policies to generate segment results as it does for its consolidated results. None of the operating business segments relies on any one major customer. All of the Company’s goodwill is included as part of the long products and plate segment total assets.

	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Predecessor Company
Year ended December 31, 2005
Net sales to external customers	$728,680	$521,609	$—	$1,250,289
Operating costs and expenses	672,873	511,875	2,633	1,187,381
Operating income (loss)	55,807	9,734	(2,633)	62,908
Capital spending	5,246	1,081	—	6,327
Total Segment Assets	317,177	181,575	5,344	504,096
Depreciation and amortization	3,910	5,542	14	9,466
Income from equity investments	—	1,546	—	1,546
Interest expense	4,985	5,287	(4,753)	5,519
Period from January 1 to May 9, 2006
Net sales to external customers	$315,034	$172,156	$—	$487,190
Operating costs and expenses	286,045	167,869	4,733	458,647
Operating income (loss)	28,989	4,287	(4,733)	28,543
Capital spending	1,928	532	—	2,460
Total Segment Assets	398,008	187,553	6,650	592,211
Depreciation and amortization	1,293	1,967	2	3,262
Income from equity investments	—	770	—	770
Interest expense	1,690	968	(1,283)	1,375

Successor Company
Period from May 10 to December 31, 2006
Net sales to external customers	$764,380	$309,821	$—	$1,074,201
Operating costs and expenses	684,478	295,006	3,853	983,337
Operating income (loss)	79,902	14,815	(3,853)	90,864
Capital spending	3,684	1,218	—	4,902
Total Segment Assets	522,363	164,706	49,685	736,754
Depreciation and amortization	5,907	1,760	259	7,926
Income from equity investments	—	942	—	942
Interest expense	17,399	7,385	(2,160)	22,624
Year ended December 31, 2007
Net sales to external customers	$1,194,936	$437,533	$—	$1,632,469
Operating costs and expenses	1,105,045	426,195	10,461	1,541,701
Operating income (loss)	89,891	11,338	(10,461)	90,768
Capital spending	8,895	5,877	6	14,778
Total Segment Assets	551,671	160,298	70,616	782,585
Depreciation and amortization	8,352	2,620	581	11,553
Income from equity investments	—	2,558	—	2,558
Interest expense	30,211	13,197	20,135	63,543

PNA INTERMEDIATE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share amounts)

Intersegment net sales were not significant. Travel Main charges rent to the operating subsidiaries of PNA. Rent charged by Travel Main to the long products and plate segment and the flat rolled segment were $1,833 and $613, respectively, for the period from May 10, 2006 to December 31, 2006. Rent charged by Travel Main to the long products and plate segment and the flat rolled segment were $4,734 and $1,581, respectively, for the year ended December 31, 2007.

Note 15. Common Stock

PNA Intermediate was incorporated on January 25, 2007 and capitalized by PNAG Holding with (i) 1,000 shares of $0.01 par value common stock authorized, of which 100 shares are outstanding, and (ii) the contribution by PNAG Holding of PNA’s capital stock. On May 9, 2006 Platinum Equity, LLC closed the purchase of PNA whereby Travel Merger, then a wholly owned subsidiary of PNAG Holding, merged with and into PNA with PNA being the surviving corporation. For periods prior to May 10, 2006, PNA had 1,000 shares outstanding with no dilution. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Note 16. PNAG Holding Planned Initial Public Offering

On April 30, 2007, PNAG Holding, our parent, filed a registration statement with the SEC relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2, 3 and 4 to the initial registration statement on June 13, 2007, July 6, 2007, August 24, 2007 and December 14, 2007, respectively.

Simultaneous with the consummation of PNAG Holding’s planned initial public offering, PNAG Holding will transfer the stock of Travel Main by way of dividend to a newly created parent LLC of PNAG Holding, which will be wholly owned by Platinum. The transfer will occur because ownership of real estate assets is not a core business of PNA and our stockholder, therefore, desires to keep the real estate assets separate from the operations of PNA. While the transaction is not expected to result in pre-tax book gain or loss, the Company expects the transfer will result in a gain for tax return purposes resulting in a tax liability payable in cash by the Company of approximately $7,900. Travel Main’s subsidiaries will also record a deferred tax asset of approximately $7,900 as they will receive the future benefit of the increase in the tax basis of the assets transferred. In accordance with FIN 46(R) and based on the present assumptions regarding the Company’s future capital structure, the Company will likely hold an implicit variable interest in Travel Main’s subsidiaries and will be the primary beneficiary of these variable interest entities. Accordingly, the combined financial statements of Travel Main’s subsidiaries will be consolidated into the Company’s consolidated financial statements. Thus, while the Company will not receive any future benefit of the deferred tax asset of approximately $7,900, it will present the deferred tax asset on its consolidated balance sheet as a result of consolidating Travel Main’s subsidiaries.

Note 17. Subsequent Event

Effective March 14, 2008, PNA completed the acquisition of all the outstanding ownership interests of S & S Steel Warehouse, Inc. and an affiliated operating company (together referred to as “S&S”) for an aggregate purchase price of approximately $44,500 subject to usual post-closing working capital and other settlement adjustments. The purchase price included cash consideration paid at closing to the former owners of approximately $24,900 and refinancing of approximately $16,100 of S&S’s then existing indebtedness. The purchase agreement provided for a holdback of $3,500 of the purchase price to fund any indemnity claim by PNA and which will be paid over two years following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility. S&S was founded in 1966 and is a general line metals service center company serving the greater Chicago area and adjacent states. S&S specializes in carbon structural products and provides PNA the ability to expand its long products and plate segment in this market.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PNA INTERMEDIATE HOLDING CORPORATION

(Parent Company Only)

CONDENSED BALANCE SHEET

December 31, 2007

(in thousands of dollars, except share data)

Assets
Current assets
Cash and cash equivalents	$10,574
Other current assets	6,782

Total current assets	17,356
Deferred financing costs, net	4,115
Investment in subsidiary	64,397

Total assets	$85,868

Liabilities and Stockholder’s Deficit
Current liabilities
Payables to affiliates	$1,233
Other payables	2,635

Total current liabilities	3,868
Long term debt, net of current maturities	167,338

Total liabilities	171,206

Commitments and contingencies	—
Stockholder’s deficit
Common stock: $.01 par value - 1,000 shares authorized; 100 shares issued and outstanding	—
Additional paid-in capital	—
Accumulated deficit	(85,546)
Accumulated other comprehensive income	208

Total stockholder’s deficit	(85,338)

Total liabilities and stockholder’s deficit	$85,868

The accompanying notes are an integral part of these condensed financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

(Parent Company Only)

CONDENSED STATEMENT OF INCOME

For the Year Ended December 31, 2007

(in thousands of dollars)

Interest expense	19,375

Loss before income tax benefit	(19,375)
Income tax benefit	(6,782)
Equity in earnings of subsidiary	27,306

Net income	$14,713

The accompanying notes are an integral part of these condensed financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

(Parent Company Only)

CONDENSED STATEMENT OF CASH FLOW

For the Year Ended December 31, 2007

(in thousands of dollars)

Cash flows from operating activities
Net income	$14,713
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	484
Amortization of bond discount	313
Equity in earnings of subsidiary	(27,306)
Dividends received from subsidiary	30,020
Decrease (increase) in:
Receivables from/payables to affiliates	1,233
Other assets	(6,782)
Increase (decrease) in:
Accruals	2,635

Net cash provided by operating activities	15,310

Cash flows from financing activities
Proceeds from Floating rate note issue	167,025
Deferred financing costs	(4,599)
Dividends paid to stockholder	(167,162)

Net cash used in financing activities	(4,736)

Net increase in cash and cash equivalents	10,574
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$10,574

The accompanying notes are an integral part of these condensed financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

(in thousands of dollars)

Note 1. Summary of Significant Accounting Policies

The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for PNA Intermediate Holding Corporation (“PNA Intermediate”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2007, the restricted net assets of PNA Intermediate’s consolidated subsidiaries were $50.4 million and exceeded 25% of its total consolidated net assets.

PNA Intermediate is a holding company which owns all the outstanding stock of its subsidiary, PNA Group, Inc. (“PNA”). PNA is a holding company which provides management services to and conducts business through four operating subsidiaries. Travel Main, through its respective subsidiaries, owns certain real estate assets used by PNAG in its operations for which PNAG pays rent to Travel Main. PNA Intermediate is referred to collectively herein as the “Company” or “Successor Company”, “we”, “us” or “our”.

PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNA Group Holding Corporation (“PNAG Holding”). PNA Intermediate was incorporated as an intermediate holding company for the purpose of issuing the Floating Rate Notes described below in Note 2, Long-Term Debt. Prior to the incorporation of PNA Intermediate, PNAG Holding was the direct parent of PNA. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

The accompanying condensed financial statements have been prepared to present the financial position, results of operations, and cash flows of PNA Intermediate on a stand-alone basis as a holding company. Investments in subsidiaries are stated at cost plus equity in undistributed earnings from the date of acquisition. These financial statements should be read in conjunction with PNA Intermediate’s consolidated financial statements.

Note 2. Long-Term Debt

On February 12, 2007, the Company sold $170,000 principal amount of Senior Floating Rate Toggle Notes due 2013 (the “Floating Rate Notes”), the proceeds of which were used to pay a dividend to PNAG Holding (see Note 10, Related Party Transactions below) and transaction costs. The notes were offered at a discount and therefore proceeds of the offering were 98.25% of the face amount of the notes. Cash interest accrues at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 7.0% (the “Spread”). The interest rate was 11.87% as of December 31, 2007. Paid-in-kind interest, if any, accrues at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.75% plus the Spread. Interest is due on the notes quarterly starting May 15, 2007. The initial interest payment is due in cash. For any period thereafter, PNA Intermediate may elect to pay interest in cash or through increasing the principal amount of the outstanding Floating Rate Notes or issuing additional paid-in-kind (“PIK”) notes which accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus the Spread plus 0.75%. The Spread will increase by 0.50% on the first anniversary of the notes or earlier based on the timing of a qualified equity issuance as defined in the indenture governing the Floating Rate Notes, and will further increase by an additional 0.50% on the second anniversary of the notes or earlier based on the timing of the qualified equity issuance. The notes mature on February 15, 2013. The original issue discount of $2,975 and transaction costs incurred in completing the offering of approximately $4,500 are being deferred and will be amortized over the life of the notes. As of December 31, 2007, the carrying value of the Floating Rate Notes is $167,338, which is the aggregate principal amount owed at maturity of $170,000 less the unamortized portion of the original issue discount of $ 2,662.

PNA INTERMEDIATE HOLDING CORPORATION

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2007

(in thousands of dollars)

The Floating Rate Notes are not guaranteed by the Company, PNA or any of their subsidiaries, are unsecured and rank equally in right of payment with all of PNA Intermediate’s senior debt and senior in right of payment to all of PNA Intermediate’s subordinated debt. The Floating Rate Notes are effectively junior to secured debt to the extent of the collateral securing such debt.

The indenture governing the Floating Rate Notes contains restrictions on future dividends payable by PNA Intermediate to PNAG Holding. These restrictions are based on PNA Intermediate’s consolidated net income and other factors, although PNA Intermediate may pay dividends not in excess of $7,500 in the aggregate that are not subject to such restrictions. The Floating Rate Notes also include standard covenants related to restrictions on incurrence of future indebtedness and conveyance of assets as well as certain optional redemption rights and mandatory redemption requirements in the event of a qualified equity issuance as defined in the indenture agreement.

In addition, in connection with the issuance of the Floating Rate Notes, PNA Intermediate entered into a registration rights agreement providing the noteholders registration rights whereby in the event PNA Intermediate does not meet certain timetables for registering the Floating Rate Notes with the SEC, PNA Intermediate will be required to pay additional interest in certain circumstances. The registration rights agreement relating to the Floating Rate Notes requires that an initial registration statement be filed with the SEC within 270 days of issuance of the Floating Rate Notes, and the registration statement must become effective within 390 days of issuance. We filed the initial registration statement with the SEC on Form S-4 on October 19, 2007 and the SEC declared the registration statement effective on February 7, 2008.

The combined aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 and thereafter	167,338

$167,338

Note 3. Equity and Dividends

PNA Intermediate was incorporated on January 25, 2007 and capitalized by PNAG Holding with 1,000 shares of $0.01 par value common stock authorized, of which 100 shares are outstanding, and the contribution by PNAG Holding of PNA’s capital stock. As the incorporation of PNA Intermediate and conveyance of PNA’s capital stock from PNAG Holding constituted a transfer of net assets between entities under common control, PNA Intermediate recorded the contribution of PNA’s stock at the historical net asset value of PNA as of the date of transfer.

PNA Intermediate used the net proceeds from the issuance of its Floating Rate Notes to pay a cash dividend of $162,525 to its parent, PNAG Holding, on February 12, 2007. Additional dividends paid by PNA Intermediate to PNAG Holding totaled $4,637 for the year ended December 31, 2007. Dividends received from PNA totaled $30,020 for the year ended December 31, 2007

During the year ended December 31, 2007, PNA recorded $416 as a distribution of the future tax benefit associated with the state income taxes currently payable by PNA due to the step up in basis for tax purposes of certain real estate assets transferred out of PNA in 2006 (see Note 1, Real Estate Transaction). PNA Intermediate recorded the receipt of the future benefit and recorded a distribution to PNAG Holding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

PNA Intermediate Holding Corporation

(amounts in thousands)	Balance at beginning of period	Additions Charged to costs and expenses	Deductions Charge offs net of recoveries	Balance at end of period
Predecessor Company
Year ended December 31, 2005
Allowance for doubtful accounts	$7,423	$—	$(2,196)	$5,227
Period from January 1, 2006 to May 9, 2006
Allowance for doubtful accounts	$5,227	$462	$(303)	$5,386
Successor Company
Period from May 10, 2006 to December 31, 2006
Allowance for doubtful accounts	$5,386	$667	$(623)	$5,430
Year ended December 31, 2007
Allowance for doubtful accounts	$5,430	$797	$(1,242)	$4,985
Valuation allowance for deferred tax assets	—	1,279	—	1,279

	$5,430	$2,076	$(1,242)	$6,264