Form 10-Q
period 2008-03-31
PNA Intermediate Holding CORP
filed 2008-05-15
CIK 1413486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-146823

PNA INTERMEDIATE HOLDING

CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8324117
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Northridge Road
Atlanta, Georgia	30350
(Address of principal executive offices)	(Zip Code)

(770) 641-6460

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2008, the registrant had 100 shares of its common stock, $0.01 par value per share, outstanding.

PNA INTERMEDIATE HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PNA INTERMEDIATE HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	December 31, 2007	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$15,471	$11,564
Restricted cash	2,096	1,660
Accounts receivable, less allowance for doubtful accounts of $4,985 and $5,414, respectively	185,932	236,593
Inventories, net	392,110	452,102
Receivables from affiliates	2,662	2,749
Other current assets	18,541	18,164

Total current assets	616,812	722,832
Property, plant and equipment, net	72,104	88,796
Goodwill	32,667	32,667
Intangible assets, net	34,380	32,127
Deferred financing costs, net	15,466	15,206
Equity investments	8,941	9,600
Other noncurrent assets	2,215	2,644

Total assets	$782,585	$903,872

Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable	$136,218	$154,801
Payables to affiliates	2,358	2,297
Other payables	44,653	35,511
Income taxes payable	167	7,442

Total current liabilities	183,396	200,051
Long term debt, net of current maturities	678,940	766,705
Deferred income taxes	788	6,329
Accrued pension costs	3,316	3,063

Total liabilities	866,440	976,148

Commitments and contingencies	—	—
Minority interest	1,483	1,915
Stockholder’s deficit
Common stock: $.01 par value - 1,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(85,546)	(74,399)
Accumulated other comprehensive income	208	208

Total stockholder’s deficit	(85,338)	(74,191)

Total liabilities and stockholder’s deficit	$782,585	$903,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2008
Net sales	$407,322	$474,037
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	335,536	384,081
Processing	8,137	9,924
Distribution	5,591	6,214
Selling, general and administrative	28,622	33,379
Amortization of intangibles	1,391	2,388
Depreciation	1,580	1,813

Total operating costs and expenses	380,857	437,799

Operating income	26,465	36,238
Interest expense	13,596	17,253
Income from equity investments	(453)	(658)

Income before minority interest and income tax expense	13,322	19,643
Minority interest	871	1,132

Income before income tax expense	12,451	18,511
Income tax expense	4,902	7,503

Net income	$7,549	$11,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

THREE MONTHS ENDED MARCH 31, 2008

(in thousands of dollars, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Value
Balances at December 31, 2007	100	$—	$—	$(85,546)	$208	$(85,338)
Net income	—	—	—	11,008	—	11,008
Dividends paid	—	—	—	(219)	—	(219)
Net income of consolidated variable interest entity	—	—		358	—	358

Balances at March 31, 2008	100	$—	$—	$(74,399)	$208	$(74,191)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities
Net income	$7,549	$11,008
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,971	4,201
Amortization of deferred financing costs and original issue discount	—	535
Provision for bad debts	230	554
Deferred income taxes	(103)	(412)
Gain on disposal of fixed assets	—	(16)
Minority interests	871	1,132
Income from equity investments	(453)	(658)
Dividends received from equity investments	315	—
(Increase) decrease in
Accounts receivable	(12,966)	(35,661)
Receivables from/payables to affiliates	536	(148)
Inventories	15,649	(26,932)
Other assets	4,176	1,106
(Decrease) increase in
Payables	(5,497)	8,379
Accruals	(14,178)	(13,909)
Income tax payable	(5,002)	8,024
Accrued pension cost	(1,033)	(253)

Net cash used in operating activities	(6,935)	(43,050)

Cash flows from investing activities
Increase in restricted cash	(913)	436
Purchases of property, plant and equipment	(4,631)	(7,513)
Proceeds from disposals of property, plant and equipment	—	30
Acquisition of Sugar Steel, net of cash acquired	—	(40,760)

Net cash used in investing activities	(5,544)	(47,807)

Cash flows from financing activities
Proceeds from Floating Rate Note issue	167,025	—
Net proceeds on revolving credit facility	15,367	87,902
Other long-term debt	(7)	(115)
Deferred financing costs	(4,329)	(275)
Dividend paid to minority interest holders	(343)	(343)
Dividends paid to parent	(165,492)	(219)

Net cash provided by financing activities	12,221	86,950

Net decrease in cash and cash equivalents	(258)	(3,907)
Cash and cash equivalents at beginning of period	3,201	15,471

Cash and cash equivalents at end of period	$2,943	$11,564

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,818	$22,980

Income taxes	$10,060	$349

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

Note	1. Description of Business

Description of Business

PNA Intermediate Holding Corporation (“PNA Intermediate”) is a holding company which owns all the outstanding stock of its subsidiary, PNA Group, Inc. (“PNA”). PNA is a holding company which provides management services to and conducts business through six operating subsidiaries. PNA Intermediate and its subsidiaries are referred to collectively herein as the “Company” or “Successor Company”, “we”, “us” or “our”.

Prior to 2006, PNA was owned by Preussag North America, Inc., a holding company which was the U.S. subsidiary of a German corporation. On May 9, 2006, PNA was acquired by PNA Group Holding Corporation (“PNAG Holding”, formerly known as Travel Holding Corporation), an entity controlled by Platinum Equity Capital Partners (“Platinum,”). PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

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

During 2007, PNA operated its business through four operating subsidiaries: Infra-Metals Co. (“Infra-Metals”), Delta Steel, LP (“Delta”), Feralloy Corporation (“Feralloy”) and Metals Supply Company, Ltd. (“Metals Supply” or “MSC”). PNA completed the acquisition of Precision Flamecutting & Steel, L.P. (“Precision Flamecutting”) on December 24, 2007, and on March 14, 2008, PNA acquired all the capital interests of Sugar Steel Corporation and its affiliate, S&S Steel Warehouse, Inc. (together referred to as “Sugar Steel”). See Note 2, Business Combinations for further discussion of the 2007 and 2008 acquisitions.

Basis of Presentation

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

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Interim Financial Reporting

In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of only normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position and results of operations of the Company and its subsidiaries as of and for the interim periods presented herein. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements as of that date. The accompanying unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated results of operations and of cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, in accordance with FASB Interpretation No. 46(R), or FIN 46(R), Consolidation of Variable Interest Entities, the Company consolidates certain variable interest entities of Travel Main Corporation (“Travel Main”), a wholly owned subsidiary of PNAG Holding, as the Company has determined that PNA is the primary beneficiary (see Variable Interest Entities below) of the variable interest entities. Significant intercompany balances and transactions within the consolidated group have been eliminated in consolidation.

Equity Investments

The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The equity method is used to account for Feralloy’s investments in Indiana Pickling and Processing Company (45% interest), Acero Prime S. de R.L. de C.V. (40% interest) and Oregon Feralloy Partners LLC (40% interest). The Company had $5,738 and $6,322 of undistributed earnings in equity investments at December 31, 2007 and March 31, 2008, respectively.

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

While neither PNA Intermediate nor PNA is a party to or a guarantor of the mortgages, in accordance with FASB Interpretation No. 46(R), PNA holds an implicit variable interest in Travel Main’s subsidiaries and is the primary beneficiary of these variable interest entities. Accordingly the combined financial statements of Travel Main’s subsidiaries have been consolidated into our condensed consolidated financial statements.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

The Combined Balance Sheet data of Travel Main’s subsidiaries follow.

COMBINED BALANCE SHEET DATA
Travel Main Subsidiaries
	December 31, 2007	March 31, 2008
Assets
Current assets	$3,215	$3,484
Property, plant and equipment, net	26,892	26,749
Other noncurrent assets
Deferred tax	6,601	6,602
Deferred financing costs	1,460	1,429

Total assets	$38,168	$38,264

Liabilities and Stockholder’s Deficit
Current liabilities	$1,290	$1,260
Long term debt, net of current maturities	48,228	47,996

Total liabilities	49,518	49,256

Stockholder’s deficit:
Capital	34,667	34,502
Deficit	(46,017)	(45,494)

Total stockholder’s deficit	(11,350)	(10,992)

Total liabilities and stockholder’s deficit	$38,168	$38,264

The Combined Statement of Income data of Travel Main’s subsidiaries follow.

COMBINED STATEMENT OF INCOME DATA
Travel Main Subsidiaries
	Three Months Ended March 31,
	2007	2008
Rent	$1,569	$1,608
Cost and expenses
Selling, general, and administrative	26	68
Depreciation	143	143

Total costs and expenses	169	211

Operating income	1,400	1,397
Interest expense	808	823

Income before income tax expense	592	574
Income tax expense	234	216

Net income	$358	$358

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Significant Accounting Policies

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
Assets	$—	$—	$—

Liabilities
Interest rate swap	$—	$1,978	$—

See Note 16, Derivative Financial Instruments for further discussion of the interest rate swaps and determination of their fair value.

In February 2008, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160)”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is currently in the process of evaluating what, if any, impact FAS 160 will have on its financial condition, results of operation and cash flows.

In February 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of SFAS 161 upon the effective date thereof.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Note	2. Business Combinations

2007 Acquisition

Precision Flamecutting

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting pursuant to which PNA acquired all outstanding interests in the partnership for cash consideration of $47,063 paid at closing to the former owners, costs associated with the transaction of $200 and refinancing of $7,325 of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54,388. The purchase agreement provided for a holdback of $4,706 of the purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital adjustment that will be settled in 2008 which the Company anticipates will result in a receivable.

Precision Flamecutting, a Texas limited partnership operating one facility in Houston, is in the business of processing and distributing carbon, alloy, and high strength, low alloy steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. The acquisition provides the Company the opportunity to broaden its value-added processing capabilities and product offerings and expand and diversify its customer base as well as increase its market share in one of the Company’s strategic locations. The acquisition of Precision Flamecutting represents an addition to the Company’s long products and plate business segment (see Note 13, Business Segment Information).

The Company performed an initial allocation of the purchase price based on valuations and estimates of the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. The purchase price allocation will be refined upon the settlement of the working capital adjustment. We do not expect significant differences between the initial purchase price allocation entry and amounts to be recorded upon the final working capital adjustment settlement. The initial purchase price allocation resulted in goodwill being recorded at the acquisition date of $22,781, all of which is expected to be deductible for tax purposes. Other intangible assets acquired and their respective recorded amounts were as follows: customer relationships - $13,780, non-compete agreement - $6,564 and backlog - $63. The useful lives of the acquired intangible assets are 15 years, 2 years, and 1 month for customer relationships, non-compete agreement and backlog, respectively.

2008 Acquisition

Sugar Steel

Effective March 14, 2008, PNA completed the acquisition of all the outstanding capital stock and ownership interests of Sugar Steel for an aggregate purchase price of approximately $44,676 subject to usual post-closing working capital and other settlement adjustments. The purchase price included cash consideration paid at closing to the former owners of $24,926, refinancing of $16,100 of Sugar Steel’s then existing indebtedness and approximately $150 in transaction costs. The purchase agreement provided for a holdback of $3,500 of the purchase price to fund any indemnity claim by PNA and which will be paid over the two years following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility.

Sugar Steel was founded in 1966 and is a general line metals service center company serving the greater Chicago area and adjacent states. Sugar Steel specializes primarily in carbon structural products such as beams, angles, tubes, squares, channels, pipes, bars and basement columns, and provides value-added processing services such as sawing, shearing, flame cutting, plasma cutting, angle cutting, cambering, splitting and shot blasting. The acquisition provides PNA the ability to expand its long products and plate segment in this strategic market. The acquisition of Sugar Steel represents an addition to the Company’s long products and plate business segment (see Note 13, Business Segment Information).

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

The Company has performed a preliminary allocation of the purchase price based on initial valuations and estimates of the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. The purchase price allocation will be refined upon completion of the final valuation and upon finalizing the working capital and other settlement adjustments. The initial allocation resulted in an estimated fair value of net assets acquired of $48,290, which exceeded the purchase price by $3,614. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

The operating results of Precision Flamecutting and Sugar Steel are included in the Company’s Consolidated Statements of Income from their respective dates of acquisition.

Note	3. Inventories

Inventories consist of the following:

	December 31, 2007	March 31, 2008
Raw materials	$374,027	$432,198
Finished goods	18,083	19,904

	$392,110	$452,102

Note	4. Other Current Assets

Other current assets consist of the following:

	December 31, 2007	March 31, 2008
Other receivables	$9,131	$5,841
Prepaid expenses and other	1,280	3,780
Deferred income taxes	8,130	8,543

	$18,541	$18,164

Note	5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Life	December 31, 2007	March 31, 2008
Land		$5,998	$7,989
Buildings and improvements	25-40 years	28,434	34,023
Equipment	5-10 years	45,169	50,375
Construction in progress		2,173	7,896

		81,774	100,283
Less: accumulated depreciation		(9,670)	(11,487)

		$72,104	$88,796

Depreciation expense was $1,580 for the three months ended March 31, 2007 and $1,813 for the three months ended March 31, 2008.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Note 6. Intangible	Assets

Intangible assets consist of the following as of December 31, 2007:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$30,237	$(3,867)	$26,370
Non-competition agreements	2 years	12,446	(4,656)	7,790
Backlog	1-3 months	797	(734)	63
Proprietary software	3 years	352	(195)	157

		$43,832	$(9,452)	$34,380

Intangible assets consist of the following as of March 31, 2008:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$30,237	$(5,019)	$25,218
Non-competition agreements	2 years	12,583	(5,801)	6,782
Backlog	1-3 months	797	(797)	—
Proprietary software	3 years	352	(225)	127

		$43,969	$(11,842)	$32,127

Amortization expense was $1,391 for the three months ended March 31, 2007 and $2,388 for the three months ended March 31, 2008.

Note 7. Other	Payables

Other payables consist of the following:

	December 31, 2007	March 31, 2008
Current maturities of long-term debt	$846	$868
Accrued bonuses	12,262	8,753
Accrued interest	14,160	7,464
Deferred consideration payable	—	3,500
Accrued expenses and other	17,385	14,926

	$44,653	$35,511

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Note	8. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2007	March 31, 2008
Revolver loan	$213,374	$301,276
Senior notes	250,000	250,000
Floating rate notes	167,338	167,433
Real estate mortgages	49,074	48,864

	679,786	767,573
Less: current maturities of long-term debt	(846)	(868)

	$678,940	$766,705

Outstanding borrowings under PNA’s revolving credit facility totaled $213,374 and $301,276 as of December 31, 2007 and March 31, 2008, respectively. Interest rates on these lines of credit ranged from 6.375% to 6.75% at December 31, 2007 and 4.813% to 5.375% at March 31, 2008. Cash interest accrues on the Floating Rate Notes at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 7.0% (the “Spread”). The interest rate was 11.87% as of December 31, 2007 and 10.065% as of March 31, 2008.

Under the terms of PNA’s revolving credit facility in place as of December 31, 2007, PNA was permitted to borrow up to $375 million based on a borrowing capacity calculation equal to 65% of eligible inventory plus 85% of eligible accounts receivable, whereas the inventory portion of our capacity calculation was limited to $230 million. On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375 million to $425 million and to increase the borrowing limit on inventory from $230 million to $260 million. Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and approval to incur other indebtedness in specific circumstances.

The Senior Notes contain restrictions on payment of dividends or other payments by PNA to PNA Intermediate. In general, dividends and other restricted payments of up to 50% of Consolidated Net Income plus amounts received from equity contributions received (the “Restricted Payment Calculation”) may be made so long as PNA maintains a Consolidated Total Debt Ratio, as defined in the indenture governing the Senior Notes, of 3.5 or less. Certain payments are exempt from these restrictions, and PNA can pay dividends of up to $15,000 in the aggregate (the “Unrestricted Payments”) over the term of the Senior Notes that are not subject to these restrictions. Under the Restricted Payment Calculation performed as of March 31, 2008, $11,508 as well as the amount of the Unrestricted Payments would have been available for payment of distributions had the Company met the Consolidated Total Debt Ratio as of such date. Because the Company did not maintain a Consolidated Total Debt Ratio of 3.5 or less as of March 31, 2008, $15,000 of PNA’s stockholder’s equity was, therefore, available for distribution as of such date.

The Floating Rate Notes contain similar restrictions on dividends payable by PNA Intermediate to our parent, PNAG Holding, to those contained in the indenture governing the Senior Notes. However, Unrestricted Payments under the Floating Rate Note indenture are limited to $7,500 in the aggregate over the term of the Floating Rate Notes.

Note	9. Retirement Benefits and Compensation Plans

The Company has two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan (together, the “Plans”). Of the noncontributory, defined benefit pension plans, one covers substantially all Feralloy nonunion employees who have attained age 21 (the “Non-Union Pension Plan”) and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy also has a nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2,210 in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $700 for the three months ended March 31, 2007 related to freezing benefits of its SERP.

The components of the Plans’ net periodic pension cost (benefit) consist of the following:

	Three Months Ended March 31,
	2007	2008
Components of net periodic pension (benefit) cost and total pension expense
Interest cost	$301	$292
Expected return on plan assets	(319)	(324)
Curtailments	(700)	—

Net periodic pension benefit	$(718)	$(32)

Note 10. Related	Parties

Receivables from affiliates represent an amount due from our Mexican joint-venture, Acero Prime S. de R.L. de C.V. Payables to affiliates represent amounts due to two domestic joint ventures who are parties to the group cash management system and who have positive cash balances with the Company. Dividends paid to minority interest holders totaled $343 and $343 for the three months ended March 31, 2007 and 2008, respectively.

PNA Intermediate received cash dividends of $219 from PNA during the three months ended March 31, 2008. Dividends paid by PNA Intermediate to PNAG Holding totaled $219 for the three months ended March 31, 2008.

PNA paid Platinum $1,250 and $1,250 during the three months ended March 31, 2007 and 2008, respectively, related to its annual monitoring fee pursuant to a corporate advisory services agreement with Platinum (the “Corporate Advisory Services Agreement”).

On October 19, 2007, Platinum, through certain affiliates, completed the purchase of Ryerson, Inc., one of the largest metals service center companies operating in the United States and Canada. Net sales to and purchases from Ryerson, Inc. totaled $1,026 and $33, respectively, during the three months ended March 31, 2008. Trade receivables due from Ryerson totaled $722 as of March 31, 2008.

Note	11. Commitments and Contingencies

During the third quarter of fiscal year 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. The Company established an allowance of $711 and $705 related to the value of such inventory on hand as of December 31, 2007 and March 31, 2008, respectively, representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this reserve may be required.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes there may be limited ability of the Company to ultimately recover from the steel traders and foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. Consistent with industry practice, the Company does not generally perform independent testing of the steel it receives from mills with mill certifications. Following these recent events, the Company did, however, evaluate the extent to which it may have received similarly non-conforming steel from certain foreign suppliers through steel traders in prior periods. In cases where it was determined that the Company did receive non-conforming steel, notices to this effect were sent to our customers. To date, the Company has not received any material customer claims in response to such notices.

The Company is also involved in several other legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments of approximately $332,811 for inventory at March 31, 2008. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Note 12. Income	Taxes

PNAG Holding files a consolidated federal income tax return that includes PNA Intermediate, PNA, its wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying condensed consolidated financial statements is calculated as if PNA Intermediate filed a separate subconsolidated federal income tax return based on management’s estimate of the effective tax rate for the fiscal year.

Income tax expense was $4,902 and $7,503 for the three months ended March 31, 2007 and 2008, respectively, resulting in effective tax rates of 39.4% and 40.5% for the respective periods. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, as well as other permanent differences between taxable income and book income. The increase in the effective tax rate for the three months ended March 31, 2008 is primarily attributable to higher anticipated state income tax rates applicable to 2008 projected taxable income.

Note	13. Business Segment Information

The Company has two reportable segments based along product lines – the long products and plate segment and the flat rolled segment. The long products and plate segment distributes numerous products including structural beams, tubing, plates and pipes and provides some value-added steel processing capabilities that includes saw-cutting and T-splitting. The flat rolled segment offers hot rolled, hot rolled pickled and oiled, cold rolled and galvanized and other coated coil and sheet products. Virtually all of the steel sold by the flat rolled segment receives value-added processing such as temper-passing, leveling or slitting. Through this segment, the Company also performs tolling, in which it processes customer owned steel for a fee but does not take title to the inventory.

As discussed in Note 1, the Company conducts its steel services business through six operating subsidiaries: Infra-Metals, Delta, Feralloy, MSC, Precision Flamecutting and Sugar Steel. The operations of Feralloy comprise the flat rolled segment products while Infra-Metals, Delta, MSC, Precision Flamecutting and Sugar Steel are aggregated to constitute the long products and plate segment based on the entities’ product lines and their exhibiting similar economic characteristics, products, customers and delivery methods. The primary measures used by management in evaluating the segments’ performance are net sales and operating income.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

The results of the Travel Main Subsidiaries, which do not constitute a reportable segment, are combined with holding company revenue and expenses and consolidation eliminations and reclassifications and are disclosed as corporate and other for purposes of reconciling segment reporting disclosures to the condensed consolidated financial statements.

The Company uses the same accounting policies to generate segment results as it does for its consolidated results. None of the operating business segments relies on any one major customer. All of the Company’s goodwill is included as part of the long products and plate segment total assets. All investments in unconsolidated equity method entities are part of the flat rolled segment.

	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Three Months Ended March 31, 2007
Net sales to external customers	$296,706	$110,616	$—	$407,322
Operating costs and expenses	271,833	106,371	2,653	380,857
Operating income (loss)	24,873	4,245	(2,653)	26,465
Capital spending	1,893	2,738	—	4,631
Total segment assets	508,596	172,598	56,135	737,329
Depreciation and amortization	2,135	690	146	2,971
Income from equity investments	—	453	—	453
Interest expense	7,723	3,213	2,660	13,596

Three months ended March 31, 2008
Net sales to external customers	$347,584	$126,453	$—	$474,037
Operating costs and expenses	314,499	120,480	2,820	437,799
Operating income (loss)	33,085	5,973	(2,820)	36,238
Capital spending	6,666	847	—	7,513
Total segment assets	675,740	173,845	54,287	903,872
Depreciation and amortization	3,359	698	144	4,201
Income from equity investments	—	658	—	658
Interest expense	6,995	2,987	7,271	17,253

Intersegment net sales were not significant. Travel Main charges rent to the operating subsidiaries of PNA. Rent charged by Travel Main to the long products and plate segment and the flat rolled segment totaled $1,176 and $393, respectively, for the three months ended March 31, 2007. Rent charged by Travel Main to the long products and plate segment and the flat rolled segment totaled $1,205 and $403, respectively, for the three months ended March 31, 2008.

Note	14. Common Stock

As discussed in Note 1, PNA Intermediate was incorporated on January 25, 2007 and capitalized by PNAG Holding with 1,000 shares of $0.01 par value common stock authorized, of which 100 shares are outstanding. On January 29, 2007, PNAG Holding contributed the capital stock of PNA to PNA Intermediate. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate. All PNA Intermediate shares outstanding are common shares and have equal voting, liquidation and preference rights.

Note	15. Derivative Financial Instrument

As required by its senior secured credit facility, PNA entered into three interest rate swap agreements for a total of $50,000 in June 2006 for a three year period commencing October 1, 2006 with each of Bank of America, N.A., Wachovia Bank, N.A. and LaSalle Bank, N.A. These agreements were entered into to reduce the impact of changes in interest rates on PNA’s floating rate revolving credit facility.

PNA INTERMEDIATE HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(dollars in thousands)

The fair market value of interest rate swaps is determined in accordance with SFAS 157 using Level 2 inputs, which are defined as “significant other observable” inputs including quotes from counterparties that are corroborated with market sources. Our interest rate swap agreements are traded in the over the counter market. Fair values are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions and represent the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current and expected interest rates.

The fair values of the outstanding swap agreements were determined to be liabilities of approximately $1,117 at December 31, 2007 and $1,978 at March 31, 2008. These liabilities are recorded in other current payables in the accompanying unaudited condensed consolidated Balance Sheets. Changes in the value of the swap agreements are recorded to interest expense in the unaudited condensed consolidated Statements of Income and resulted in losses of $122 and $861 for the three months ended March 31, 2007 and 2008, respectively. PNA and its subsidiaries are jointly and severally liable for the performance under the interest rate swap agreements.

Note	16. PNAG Holding Initial Public Offering

On April 30, 2007, PNAG Holding, our parent, filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2, 3 and 4 to the initial registration statement on June 13, 2007, July 6, 2007, August 24, 2007, and December 14, 2007, respectively.

Simultaneous with the consummation of PNAG Holding’s planned initial public offering, PNAG Holding intends to transfer the stock of Travel Main by way of dividend to a newly created parent LLC of PNAG Holding, which will be wholly owned by Platinum. The transfer will occur because ownership of real estate assets is not a core business of PNA and our stockholder, therefore, desires to keep the real estate assets separate from the operations of PNA. While the transaction is not expected to result in pre-tax book gain or loss, the Company expects the transfer will result in a gain for tax return purposes resulting in a tax liability payable in cash by the Company of approximately $7,900. Travel Main’s subsidiaries will also record a deferred tax asset of approximately $7,900 as they will receive the future benefit of the increase in the tax basis of the assets transferred. In accordance with FIN 46(R) and based on the present assumptions regarding the Company’s future capital structure, PNA will likely hold an implicit variable interest in Travel Main’s subsidiaries and will be the primary beneficiary of these variable interest entities. Accordingly, the combined financial statements of Travel Main’s subsidiaries will be consolidated into the Company’s consolidated financial statements. Thus, while the Company will not receive any future benefit of the deferred tax asset of approximately $7,900, it will present the deferred tax asset on its consolidated balance sheet as a result of consolidating Travel Main’s subsidiaries.

Also in connection with the initial public offering, Platinum intends to amend the Corporate Advisory Services Agreement (see Note 10, Related Parties) pursuant to which PNA will pay Platinum Advisors an agreed-upon amount as consideration for terminating the monitoring fee payable thereunder.

PNA INTERMEDIATE HOLDING CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of PNA Intermediate Holding Corporation and subsidiaries should be read in conjunction with the unaudited condensed consolidated financial statements and the related Notes as of and for the three months ended March 31, 2008 attached hereto, and with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007. The numbers below are expressed in thousands, unless the content provides otherwise. As used in this Quarterly Report, unless the context indicates otherwise, the “Company,” “PNA Intermediate”, “we,” “our” and “us” are used to indicate PNA Intermediate Holding Corporation.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. See “Risk Factors” in the Company’s annual report as of and for the year ended December 31, 2007 on Form 10-K for further description of these risks and uncertainties. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf. In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this Quarterly Report to be a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview, Acquisitions and Recent Events/Industry Trends

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to customers across a diversified group of industries, including the non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. PNA was acquired by PNAG Holding, an affiliate of Platinum Equity Capital Partners, from its former owner, Preussag North America, Inc. on May 9, 2006.

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

PNA INTERMEDIATE HOLDING CORPORATION

We intend to opportunistically pursue strategic acquisitions that will increase our scale, grow our market share of value-added products and expand our business. For example, effective May 31, 2006 PNA completed the acquisition of Metals Supply Company, Ltd. (“MSC”), a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. MSC distributes and sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. MSC also exports steel to Latin America, the Middle East and Southeast Asia. The acquisition of MSC allowed us to increase our market share in a growing geographic region as well as expand our product offering.

Since the acquisition of MSC we have continued to actively identify growth opportunities and pursue strategic acquisitions.

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting, a Texas limited partnership operating one facility in Houston. Precision Flamecutting is in the business of processing and distributing carbon, alloy, and high strength, low alloy steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. PNA acquired all outstanding interests in the partnership for cash consideration of $47,063 paid at closing to the former owners, costs associated with the transaction of $200 and refinancing of $7,325 of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54,388. The acquisition provides the Company the opportunity to broaden its value-added processing capabilities and product offerings and expand and diversify its customer base as well as increase its market share in the Company’s long products and plate business segment in one of the Company’s strategic locations.

Effective March 14, 2008, PNA completed the acquisition of all the outstanding capital stock and ownership interests of Sugar Steel, a general line metals service center company serving the greater Chicago area and adjacent states founded in 1966. Sugar Steel specializes primarily in carbon structural products such as beams, angles, tubes, squares, channels, pipes, bars and basement columns, and provides value-added processing services such as sawing, shearing, flame cutting, plasma cutting, angle cutting, cambering, splitting and shot blasting. PNA paid an aggregate purchase price of approximately $44,676 subject to usual post-closing working capital and other settlement adjustments. The purchase price included cash consideration paid at closing to the former owners of $24,926, refinancing of $16,100 of Sugar Steel’s then existing indebtedness and approximately $150 in transaction costs. The acquisition was financed through additional borrowings under PNA’s revolving credit facility. The acquisition provides PNA the ability to expand the Company’s long products and plate segment business in one of the Company’s strategic markets.

With the acquisitions of MSC, Precision Flamecutting and Sugar Steel, we now operate 23 metal processing centers nationally, as well as manage five joint ventures, that operate a total of seven service centers.

We believe we have demonstrated an ability to integrate acquisitions into our existing operations principally due to our decentralized management and operating structure which allows local managers the ability to make strategic operating decisions at the levels necessary that affect their markets. Additionally, we are continually monitoring and evaluating important organic growth opportunities consisting of investing in the expansion of existing facilities, purchases of equipment and machinery that expand our value-added processing capabilities and building greenfield sites for expansion into new markets.

As discussed in the section of the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events/Industry Trends”, in general, constrained supplies and increasing demand for steel in the world markets have resulted in an environment of increasing prices over the past several years. This trend of rising prices continued throughout the first quarter of 2008 and we were able to pass along these increases to our customers resulting in improved operating margins as compared to the prior year. It is difficult to predict or determine with any certainty whether steel prices will decline or increase in the future. Also, we can not determine whether the price increases experienced in the past or prospective future price increases charged by suppliers to distributors will be able to be passed through to our customers in future periods.

Critical Accounting Policies

The Company’s critical accounting policies are those estimates, assumptions and judgments involved in the accounting policies that have the greatest potential impact on our financial statements. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007. The Company has not made any significant changes in its critical accounting policies from those disclosed in the section of the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

PNA INTERMEDIATE HOLDING CORPORATION

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2008

The table below presents our results of operations for the three months ended March 31, 2007 and 2008.

(in thousands, except average realized price per ton)	Three Months Ended March 31, 2007	% of Net Sales	Three Months Ended March 31, 2008	% of Net Sales
Net sales	$407,322		$474,037
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	335,536	82.4%	384,081	81.0%
Processing	8,137	2.0%	9,924	2.1%
Distribution	5,591	1.4%	6,214	1.3%
Selling, general and administrative (S, G&A)	28,622	7.0%	33,379	7.0%
Amortization of intangibles	1,391	0.3%	2,388	0.5%
Depreciation	1,580	0.4%	1,813	0.4%

Total operating costs and expenses	380,857	93.5%	437,799	92.4%

Operating income	26,465	6.5%	36,238	7.6%
Interest expense, net	13,596	3.3%	17,253	3.6%
Income from equity investments	(453)	-0.1%	(658)	-0.1%

Income before minority interest and income tax expense	13,322	3.3%	19,643	4.1%
Minority interest	871	0.2%	1,132	0.2%

Income before income tax expense	12,451	3.1%	18,511	3.9%
Income tax expense	4,902	1.2%	7,503	1.6%

Net income	$7,549	1.9%	$11,008	2.3%

Tons sold	475		496
Tons tolled	160		151

Tons shipped	635		647

Average realized price per ton	$845		$945

Net sales. Net sales including tolling income increased $66.7 million, or 16.4%, from $407.3 million for the three months ended March 31, 2007 to $474.0 million for the three months ended March 31, 2008. Of the increase, $19.9 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized price per ton of 9.2% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton) and an increase in tons sold of 2.1% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Cost of materials sold. Cost of materials sold increased $48.6 million, or 14.5%, from $335.5 million for the three months ended March 31, 2007 to $384.1 million for the three months ended March 31, 2008. Of the increase, $14.2 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized cost per ton of 7.9% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton) and an increase in tons sold of 2.1% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $7.1 million, or 16.7%, from $42.4 million for the three months ended March 31, 2007 to $49.5 million for the three months ended March 31, 2008. Of the increase, $3.2 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans, incremental processing and warehousing costs associated with the increase in volumes shipped and increased operating expenses such as energy costs.

PNA INTERMEDIATE HOLDING CORPORATION

Amortization and depreciation. Amortization of intangibles increased $1.0 million from $1.4 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008. Depreciation expense increased $0.2 million from $1.6 million for the three months ended March 31, 2007 to $1.8 million for the three months ended March 31, 2008. The increases were primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Interest expense. Interest expense increased $3.7 million from $13.6 million for the three months ended March 31, 2007 to $17.3 million for the three months ended March 31, 2008 due to a number of factors. The Floating Rate Notes were issued February 12, 2007. Therefore, they were outstanding for only a portion of the three months ended March 31, 2007 as compared to the entire period for the three months ended March 31, 2008. Interest expense also increased due to an increase in the average outstanding balance of PNA’s senior secured revolving credit facility which increased from $172.0 million for the three months ended March 31, 2007 to $257.3 million for the three months ended March 31, 2008. Several factor contributed to the level of borrowing under the secured revolving credit facility including increased working capital needs due to increases in inventory resulting from the rising cost of raw materials and larger sales volumes as well as financing needs due to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to the change in fair value of the outstanding swap agreements which accounted for incremental expense of $0.7 million for the three months ended March 31, 2008 compared to the same period in the prior year (see Derivative Financial Instrument below).

Income tax expense. Income tax expense increased from $4.9 million for the three months ended March 31, 2007 to $7.5 million for the three months ended March 31, 2008. Income tax expense represented 39.4% and 40.5% of income before income tax expense for the three months ended March 31, 2007 and 2008, respectively. A portion of the increase is due to certain corporate expenses not being deductible for state taxes as well as other permanent differences between taxable income and book income.

Results by Segment— Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate segment for the three months ended March 31, 2007 and 2008 (in thousands, except average realized price per ton).

	Three Months Ended March 31, 2007	% of Net Sales	Three Months Ended March 31, 2008	% of Net Sales
Net sales	$296,706		$347,584
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	241,316	81.3%	276,872	79.6%
Processing, distribution and S,G & A costs	28,382	9.6%	34,268	9.9%
Depreciation and amortization	2,135	0.7%	3,359	1.0%

Total operating costs and expenses	271,833	91.6%	314,499	90.5%

Operating income	$24,873	8.4%	$33,085	9.5%

Tons sold	333		335
Tons tolled	—		—

Tons shipped	333		335

Average realized price per ton	$889		$1,040

Net sales. Net sales increased $50.9 million, or 17.2%, from $296.7 million for the three months ended March 31, 2007 to $347.6 million for the three months ended March 31, 2008. Of the increase, $19.9 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized price per ton of 13.7% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton) which was partially offset by a decrease in tons sold of 2.8% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

PNA INTERMEDIATE HOLDING CORPORATION

Cost of materials sold. Cost of materials sold increased $35.6 million, or 14.8%, from $241.3 million for the three months ended March 31, 2007 to $276.9 million for the three months ended March 31, 2008. Of the increase, $14.2 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized cost per ton of 12.2% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton) which was partially offset by a decrease in tons sold of 2.8% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $5.9 million, or 20.8%, from $28.4 million for the three months ended March 31, 2007 to $34.3 million for the three months ended March 31, 2008. Of the increase, $3.2 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans and increased operating expenses such as energy costs.

Amortization and depreciation. Depreciation and amortization expense increased $1.3 million from $2.1 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008. The increase was primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled segment for the three months ended March 31, 2007 and 2008 (in thousands, except average realized price per ton).

	Three Months Ended March 31, 2007	% of Net Sales	Three Months Ended March 31, 2008	% of Net Sales
Net sales	$110,616		$126,453
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	94,220	85.2%	107,209	84.8%
Processing, distribution and S, G&A costs	11,461	10.4%	12,573	9.9%
Depreciation and amortization	690	0.6%	698	0.6%

Total operating costs and expenses	106,371	96.2%	120,480	95.3%

Operating income	$4,245	3.8%	$5,973	4.7%

Tons sold	142		161
Tons tolled	160		151
Tons shipped	302		312

Average realized price per ton	$740		$747

Net sales. Net sales including tolling income increased $15.9 million, or 14.4%, from $110.6 million for the three months ended March 31, 2007 to $126.5 million for the three months ended March 31, 2008. The increase was primarily related to a 13.8% increase in volumes sold and a 0.9% increase in average realized price per ton.

Cost of materials sold. Cost of materials sold increased $13.0 million, or 13.8%, from $94.2 million for the three months ended March 31, 2007 to $107.2 million for the three months ended March 31, 2008. The increase was primarily related to a 13.8% increase in volumes sold.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $1.1 million, or 9.6%, from $11.5 million for the three months ended March 31, 2007 to $12.6 million for the three months ended March 31, 2008. The increase was principally due to increases in warehousing, processing and distribution costs associated with the increase in volumes sold.

Amortization and depreciation. Depreciation and amortization expense of $0.7 million for the three months ended March 31, 2007 remained level with the expense for the three months ended March 31, 2008 which we deemed to be reasonable given that the Company did not make any acquisitions in this business segment nor did it experience any significant fixed asset additions.

PNA INTERMEDIATE HOLDING CORPORATION

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses remained relatively consistent with prior year levels increasing $0.1 million, or 3.7%, from $2.7 million for the three months ended March 31, 2007 to $2.8 million for the three months ended March 31, 2008. The increase was the result of incremental costs incurred in 2008 related to the provision for the management participation plan of $0.5 million offset by decreases in other corporate expenses such as audit fees and personnel costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under PNA’s revolving credit facility and our cash flow from operations. Under the terms of PNA’s revolving credit facility, PNA may borrow up to an amount equal to 65% of eligible inventory, limited to $260 million, plus 85% of eligible accounts receivable. As of March 31, 2008, we had approximately $11.6 million of cash on hand and approximately $97.4 million available under the revolving credit facility. The following discussion of the principal sources and uses of cash should be read in conjunction with our unaudited condensed consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2008 included elsewhere in this quarterly report.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our cost of materials sold as a percent of net sales tends to decrease and our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our cost of materials sold as a percent of net sales tends to increase and working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $433.4 million at December 31, 2007 to $522.8 million at March 31, 2008 primarily due to increases in inventory and accounts receivable (including the allowance for doubtful accounts) of $60.0 million and $50.7 million, respectively, and a decrease in other payables of $9.1 million. These increases in working capital items were offset by increases in accounts payable of $33.1 million and current income taxes payable of $15.6 million. The increases in inventory and accounts receivable were partially due to the acquisition of Sugar Steel which accounted for $18.6 million and $15.7 million, respectively, of the increases. The remainder of the increases in inventory and accounts receivable were primarily due to increases in the Company’s sales volumes, average price per ton sold (in the case of accounts receivable) and average cost per ton of raw materials (in the case of inventory). The decrease in other payables was primarily related to the timing of interest payments due on the Senior Notes and the payment of fiscal year 2007 bonuses during the first quarter of 2008. The increase in accounts payable was partially due to the acquisition of Sugar Steel which accounted for $10.2 million of the increase. The remainder of the increase was primarily due to the increase in the Company’s sales volumes and average cost per ton of raw materials. Income taxes payable increased primarily due to the increase in income before taxes for the first quarter of 2008 compared to the fourth quarter of 2007 and the timing of federal and state income tax payments.

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

PNA INTERMEDIATE HOLDING CORPORATION

We have recently implemented several expansion projects to increase capacity at certain of our facilities and we are in the planning phase of four additional expansion projects that are expected to increase our capacity beginning in middle to late 2008. The Company presently has budgeted for capital improvements and maintenance projects including the building of two new facilities, one each by Infra-Metals and MSC, and expanding capacity at certain of its existing facilities. The total budgeted cost of these projects is approximately $40 million which is expected to be expended largely in 2008 though a portion of this amount may be expended in 2009. The capital expenditures are expected to be financed through advances under PNA’s revolving credit facility except for approximately $10.5 million in financing anticipated to be provided under a state sponsored loan and bond issue for the budgeted Infra-Metals facility. We currently anticipate that the planned new facilities to be completed in 2008 will be in full operation in 2009.

During the three months ended March 31, 2008, net cash used in operating activities was $43.1 million. Net income for the three months ended March 31, 2008 was $11.0 million of which $4.2 million related to non-cash charges for depreciation and amortization. Therefore, the difference between net income and net cash used in operations for the three months ended March 31, 2008 was $58.3 million, which primarily related to cash used for increases in accounts receivable and inventory of $35.7 million and $26.9 million, respectively, and decrease in accrued expenses of $13.9 million. These uses of cash were partially offset by net cash provided by increases in accounts payable of $8.4 million and income taxes payable of $8.0 million. The increase in accounts receivable was primarily due to increases in the Company’s sales volumes and average price per ton sold. Factors affecting the increases in inventory levels and accounts payable outstanding were also due in part to an increase in the average cost per ton of raw materials purchased as well as an increase in the Company’s sales volumes in the first quarter of 2008 compared to the fourth quarter of 2007. Net cash used to pay accrued expenses primarily related to interest payments made on the Senior Notes and the payment of fiscal year 2007 bonuses in the first quarter of 2008. Net cash provided by the increase in income taxes payable was primarily related to income taxes payable on first quarter 2008 income generated before tax.

During the three months ended March 31, 2007, net cash used in operating activities was $6.9 million. Net income for the three months ended March 31, 2007 was $7.5 million. Therefore, the difference between net income and net cash used in operations for the three months ended March 31, 2007 was $14.4 million, which primarily related to cash used for an increase in accounts receivable of $13.0 million due to the increase in net sales over the same period in the prior year and a decrease in accrued expenses of $14.2 million primarily related to interest and bonuses paid partially offset by a decrease in inventory of $15.6 million as management commenced an inventory reduction program.

Net cash used in investing activities was $47.8 million for the three months ended March 31, 2008, of which $40.8 million related to net cash used for the acquisition of Sugar Steel in March 2008 and $7.5 million related to purchases of property, plant and equipment. Net cash used in investing activities was $5.5 million for the three months ended March 31, 2007 primarily related to purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $87.0 million for the three months ended March 31, 2008 primarily related to net proceeds of our senior secured revolving credit facility. Net cash provided by financing activities was $12.2 million for the three months ended March 31, 2007 primarily related to proceeds of the Floating Rate Note issue which totaled $167.0 million (net of the original issue discount) and net proceeds of $15.4 million under our senior secured credit facilities. These sources of cash were partially offset by dividends to our parent of $165.5 million and deferred debt issuance costs primarily related to the issuance of the Floating Rate Notes of $4.3 million.

Floating Rate Notes. On February 12, 2007, we issued $170.0 million aggregate principal amount of our Senior Floating Rate Toggle Notes due 2013, or the Floating Rate Notes. The Floating Rate Notes were offered for sale to the initial purchasers at 98.25% of their principal amount plus accrued interest from and including the date of issuance. The Floating Rate Notes will mature on February 15, 2013.

Cash interest on the Floating Rate Notes accrues at a rate per annum, reset quarterly based on a spread over LIBOR. The initial interest payment on the Floating Rate Notes was payable in cash. For any interest period thereafter, PNA Intermediate may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the outstanding Floating Rate Notes or by issuing additional paid-in-kind, or PIK, notes. To date, all interest payments have paid in cash.

The indenture governing the Floating Rate Notes contains restrictions on dividends payable by PNA Intermediate to our parent, PNAG Holding. These restrictions are based on our consolidated net income and other factors, although PNA Intermediate may pay dividends not in excess of $7.5 million in the aggregate that are not subject to such restrictions.

PNA INTERMEDIATE HOLDING CORPORATION

For further discussion of the Floating Rate Notes, please see the section of the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

Senior Notes. On August 15, 2006, PNA issued $250 million aggregate principal amount of its 10 3/4% Senior Notes due 2016 (the “Senior Notes” or “PNA Offering”). Interest on the Senior Notes accrues at a rate of 10 3/4% per year, payable semi-annually in cash in arrears on March 1 and September 1 of each year, the first payment being made March 1, 2007. The Senior Notes mature on September 1, 2016.

The Senior Notes contain restrictions on payment of dividends or other payments by PNA to PNA Intermediate. In general, dividends and other restricted payments of up to 50% of Consolidated Net Income plus amounts received from equity contributions received (the “Restricted Payment Calculation”) may be made so long as PNA maintains a Consolidated Total Debt Ratio, as defined in the indenture governing the Senior Notes, of 3.5 or less. Certain payments are exempt from these restrictions, and PNA can pay dividends of up to $15 million in the aggregate (the “Unrestricted Payments”) over the term of the Senior Notes that are not subject to these restrictions. Under the Restricted Payment Calculation performed as of March 31, 2008, $11.5 million as well as the amount of the Unrestricted Payments, would have been available for payment of distributions had the Company met the Consolidated Total Debt Ratio as of such date. Because the Company did not maintain a Consolidated Total Debt Ratio of 3.5 or less as of March 31, 2008, $15 million of PNA’s stockholder’s equity was, therefore, available for distribution as of such date. These amounts do not include approximately $5.6 million in cash at March 31, 2008 at PNA Intermediate available to us to pay our interest obligations.

For further discussion of the Senior Notes, please see the section of the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

Senior Secured Credit Facilities. In connection with the Platinum Acquisition, on May 9, 2006, PNA amended and restated its senior secured credit agreement to provide for senior secured financing of up to approximately $460 million, of which $85 million was a term loan facility that was permanently repaid with the proceeds of the PNA Offering. Under the revolving credit facility terms in place as of December 31, 2007, PNA was permitted to borrow up to $375 million based on a borrowing capacity calculation equal to 65% of eligible inventory plus 85% of eligible accounts receivable, whereas the inventory portion of PNA’s capacity calculation was limited to $230 million. On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375 million to $425 million and to increase the borrowing limit on inventory from $230 million to $260 million. Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and approval to incur other indebtedness in specific circumstances.

As of March 31, 2008, $301.3 million was outstanding under the revolving credit facility. The acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008 were both financed through additional borrowings under PNA’s revolving credit facility of approximately $54.4 million and $44.5 million, respectively.

The loans are charged interest on a base rate method or a LIBOR method, at the option of PNA, as defined in the credit agreement. Interest on the loans is paid on a monthly or quarterly basis, depending on whether the loan is under the base rate method or LIBOR method. The interest rate per annum applicable to revolver loans made or outstanding as base rate loans is equal to the base rate in effect, and the interest rate per annum applicable to revolver loans made or outstanding as LIBOR loans is equal to the relevant adjusted LIBOR rate for the applicable interest period selected by PNA, in each case plus an applicable margin percentage. There are no principal payments required under the revolving credit facility until May 2011, the maturity date thereof.

On the first business day of each month PNA is required to pay each lender a commitment fee in respect of any unused commitments under the revolving loan facility.

PNA’s senior secured credit facilities require, subject to certain conditions, that it comply with a consolidated fixed charge coverage test. In addition, PNA’s senior secured credit facility also includes certain customary negative covenants, such as restrictions on our ability and the ability of its subsidiaries to incur additional indebtedness or liens, pay dividends (only to the extent that availability under the revolver is less than $40 million), make certain investments, engage in business combinations, sell assets or transact with affiliates. The Senior Notes and the Floating Rate Notes contain similar negative covenants to those contained in PNA’s senior secured credit facility.

For further discussion of the Senior Secured Credit Facilities, please see the section of the Company’s annual report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities”.

PNA INTERMEDIATE HOLDING CORPORATION

We believe that our cash flow from operations, together with borrowings under PNA’s revolving credit facility, will enable us to meet our liquidity requirements for at least the next twelve months.

Related Parties

PNA paid cash dividends of $0.2 million to us during the three months ended March 31, 2008. We paid cash dividends totaling $0.2 million to our parent, PNAG Holding, during the three months ending March 31, 2008.

PNA paid Platinum $1.3 million and $1.3 million during the three months ended March 31, 2007 and 2008, respectively, related to its annual monitoring fee pursuant to the Corporate Advisory Services Agreement.

Retirement Benefits and Compensation Plans

The Company has two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan. Of the noncontributory, defined benefit pension plans, one covers substantially all Feralloy nonunion employees who have attained age 21 (the “Non-Union Pension Plan”) and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy also has a nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze the benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2.2 million in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $0.7 million during the three months ended March 31, 2007 related to freezing benefits of its SERP.

Derivative Financial Instrument

As required by PNA’s senior secured credit facility, PNA entered into three interest rate swap agreements for a total of $50 million in June 2006 for a three year period commencing October 1, 2006 with each of Bank of America, N.A., Wachovia Bank, N.A. and LaSalle Bank, N.A. These agreements were entered into to reduce the impact of changes in interest rates on PNA’s floating rate revolving credit facility.

The fair market value of interest rate swaps is determined in accordance with SFAS 157 using Level 2 inputs, which are defined as “significant other observable” inputs including quotes from counterparties that are corroborated with market sources. PNA’s interest rate swap agreements are traded in the over-the-counter market. Fair values are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions and represent the estimated amount PNA would receive or pay to terminate the swap agreement at the reporting date, taking into account current and expected interest rates.

The fair values of the outstanding swap agreements were determined to be liabilities of approximately $1.1 million at December 31, 2007 and $2.0 million at March 31, 2008. These liabilities are recorded in other current payables in the accompanying unaudited condensed consolidated Balance Sheets. Changes in the value of the swap agreements are recorded to interest expense in the unaudited condensed consolidated Statements of Income and resulted in losses of $0.1 million and $0.9 million for the three months ended March 31, 2007 to 2008, respectively. PNA and its subsidiaries are jointly and severally liable for the performance under the interest rate swap agreements.

Commitments, Contingencies and Contractual Obligations

During the third quarter of fiscal year 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The

PNA INTERMEDIATE HOLDING CORPORATION

Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. The Company established an allowance of $0.7 million related to the value of such inventory on hand as of March 31, 2008 representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this reserve may be required.

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes there may be limited ability of the Company to ultimately recover from the steel traders and foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. Consistent with industry practice, the Company does not generally perform independent testing of the steel it receives from mills with mill certifications. Following these recent events, the Company did, however, evaluate the extent to which it may have received similarly non-conforming steel from certain foreign suppliers through steel traders in prior periods. In cases where it was determined that the Company did receive non-conforming steel, notices to this effect were sent to our customers. To date, the Company has not received any material customer claims in response to such notices.

The Company is also involved in several other legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments of approximately $332.8 million for inventory at March 31, 2008. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 as of January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

PNA INTERMEDIATE HOLDING CORPORATION

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160)”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is currently in the process of evaluating what, if any, impact FAS 160 will have on its financial condition, results of operation and cash flows.

In February 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of SFAS 161 upon the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PNA INTERMEDIATE HOLDING CORPORATION

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Act of 1934, as amended. Based upon that evaluation, our management including our Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file with the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PNA INTERMEDIATE HOLDING CORPORATION

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

During the three months ended March 31, 2008, there were no material changes to the risk factors disclosed in the section of the Company’s annual report as of and for the year ended December 31, 2007 on Form 10-K entitled “Risk Factors”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

PNA INTERMEDIATE HOLDING CORPORATION

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PNA INTERMEDIATE HOLDING CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008

PNA Intermediate Holding Corporation

By:	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr. Chief Executive Officer and President

By:	/s/ William S. Johnson
William S. Johnson Chief Financial Officer